Form 10-K
period 2022-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2022-06-01
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2021, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($14.58 per share) was $397.8 million.

Number of shares outstanding of the registrant’s Common Stock, as of May 27, 2022 was 28,520,644.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on August 2, 2022, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

AMERICAN SUPERCONDUCTOR CORPORATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our addressable markets, our competitive position, the benefits of our acquisitions, the ongoing impact of the COVID-19 pandemic on our business, financial results and financial condition,  expectations for when our products become operational, capabilities and potential uses of our products, steps taken to enhance liquidity, or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2022, which among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

American Superconductor®, Amperium®, AMSC®, D-VAR®, PowerModule™, D-VAR VVO®, PQ-IVR®, SeaTitan®, Gridtec™ Solutions, Windtec™ Solutions, Smarter, Cleaner...Better Energy™, Orchestrate the Rhythm and Harmony of Power on the Grid™, actiVAR®, armorVAR™, NEPSI™, Neeltran™ and SafetyLOCK™ are trademarks or registered trademarks of American Superconductor Corporation or our subsidiaries. We reserve all of our rights with respect to our trademarks or registered trademarks regardless of whether they are so designated in this Annual Report on Form 10-K by an ® or ™ symbol. All other brand names, product names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

On May 6, 2021, we entered into a Stock Purchase Agreement (the “Neeltran Stock Purchase Agreement”) with the selling stockholders named therein.  Pursuant to the terms of the Neeltran Stock Purchase Agreement and concurrently with entering into such agreement, we acquired all of the issued and outstanding (i) shares of capital stock of Neeltran, Inc., a Connecticut corporation (“Neeltran”) and (ii) Neeltran International, Inc., a Connecticut corporation (“International”). Neeltran, Inc., is a U.S. based corporation that supplies rectifiers and transformers to industrial customers.  As a result of this transaction, Neeltran became a wholly-owned subsidiary and is operated by our Grid business segment.

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

•

Turnkey systems. We have developed full system solutions that we sell directly to customers.  This business model leverages our applications expertise, drives value beyond our power electronic and our superconductor based products, and enables us to recognize revenue and take ownership over the marketing and sales of the full systems.

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

•	Unique solutions for the markets we serve. We believe we provide wind turbine manufacturers with a unique and integrated approach for wind turbine design and engineering, customer support services and power electronics and control systems. We also believe we are the only company in the world that is able to provide transmission planning services, grid interconnection and voltage control systems, as well as superconductor-based distribution systems for power grid operators. This unique scope of supply provides us with greater insight into our customers’ evolving needs and greater cross-selling opportunities.

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

•

Product innovation. We have a strong record of developing unique solutions for megawatt-scale power applications and will continue our focus on investing in innovation. Recently, our product development efforts have included our Resilient Electric Grid ("REG") system for the transmission electricity grid, SPS for the U.S. Navy, and D-VAR Volt Var Optimization (“VVO”) for the distribution electricity grid.

•	Provide resiliency and protection capabilities. Our products provide resiliency and protection capabilities that support an evolving power grid and protect the navy fleet from rising global threats.

•	Pursue Emerging Overseas Markets and Serve Key Markets Locally. We focus our sales efforts on overseas markets that are investing aggressively in renewable energy and power grid projects. As part of our strategy, we serve our key target markets with local sales and field service personnel, which enables us to understand market dynamics and more effectively anticipate customer needs while also reducing response time. We currently serve target markets such as Australia, Canada, China, India, Korea, Japan, Singapore, South Africa, the United Kingdom, Jordan, Mexico, Spain and the United States.

Grid market overview

It is widely believed that the electricity grids around the world require modernization through widespread technology upgrades if they are to maintain reliability while solving rapidly evolving challenges such as more frequent severe weather, threats of physical- and cyber-attacks, expanded renewable generation (both large and small scale) and new types of customer loads such as electric vehicles.  In fact, a series of reports written by the Electric Power Research Institute ("EPRI") in 2016 emphasize the need for increased resiliency, flexibility and connectivity in electric grids.  According to the EPRI reports, the number of geophysical, meteorological, hydrological, and climatological events in the U.S. rose to an all-time high of 247 events in 2010 – up from approximately 200 in 2009 and less than 200 in all years combined from 1980 to 2010.  Available data further indicate that the existing U.S. electrical grid has been stressed by U.S. wind power generation increasing from 6 Gigawatts ("GW") in 2003 to approximately 136 GW in 2021, and photovoltaics ("PV") power generation increasing from almost zero in 2003 to approximately 120 GW as of the end of 2021.

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

The Biden Administration’s energy plan, if enacted, could positively impact the demand for our new energy power systems solutions. The energy plan intends to reform and extend the tax incentives that generate energy efficiency and clean energy jobs as well as to develop financing mechanisms that leverage private sector dollars to maximize investment in the clean energy revolution. We plan to seek to collaborate with top tier wind turbine manufacturers to provide new wind farm connectivity to the U.S. power grid.

The Biden Administration also intends to spur the installation of millions of solar panels – including utility-scale, rooftop, and community solar systems. Our systems are primarily focused on addressing renewable energy installations for project developers and wind turbine manufacturers. Because solar power is dynamic and intermittently variable in nature, distribution grids will need to enhance their network’s capabilities to accommodate this new resource, while maintaining efficiency and power quality for their customers. Our system offers electric utilities superior power quality, environmental benefits, and significant cost-savings over traditional solutions.

The Biden Administration's energy policy also focuses on the next generation of electric grid transmission and distribution, which has been the heart of our long-term growth strategy. We believe our new energy power systems products are well suited to address this enormous challenge.

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

Our solutions for the power quality and grid infrastructure market

We address these challenges in the grid market by providing services and solutions designed to increase the power grid’s capacity, resiliency, reliability, security and efficiency.  Our solutions orchestrate the rhythm of power on the grid.  Our solutions include:

•

D-VAR® Systems. Our D-VAR system consists of power electronics and other static components used for controlling power flow and voltage in the AC transmission system.  Our D-VAR system aims to increase controllability and power transferability of a network, which allows more effective utilization of existing assets, and reduces the need for new transmission lines and facilities to increase electricity availability. The power that flows through AC networks comprises both real power, measured in watts, and reactive power, measured in Volt Amp Reactive (“VARs”). In simple terms, reactive power is required to support voltage in the power network. D-VAR systems can provide the reactive power needed to stabilize voltage on the grid.  These systems also can be used to connect wind farms and solar power plants to the power grid seamlessly as well as to protect certain industrial facilities against voltage swells and sags.  Our D-VAR sales process begins with our group of experienced transmission planners working with power grid operators, renewable energy developers, and industrial system operators to identify power grid constraints and determine how our solutions might improve network performance.  These services often lead to sales of grid interconnection solutions for wind farms and solar power plants, and power quality systems for utilities and heavy industrial operations.

•	actiVAR® Systems. Our actiVAR system is a fast-switching medium-voltage reactive compensation solution that utilizes passive, fast-switching, and transient-free switching devices. The actiVAR mitigates voltage sags and reduces large inrush currents associated with starting large medium-voltage motors across-the-line. Large motors require significant amounts of reactive power to start. The flow of VARs across the power system network results in voltage sags which cause power quality issues to nearby utility customers, as well as a reduction in the motors ability to start. Traditional solutions to solve these problems utilize complex and costly adjustable speed drives and synchronous transfer switchgear solutions. The actiVAR replaces these items at a fraction of the cost. The solution is prevalent in the pump and compressors stations utilized in industrial trades. Our actiVAR sales process begins with the engineering and procurement companies during feasibility studies. We identify viable projects for this solution and assist with performance and rating calculations, which eventually lead to the adaption and purchase of the actiVAR solution.

•	armorVAR™ Systems. Our armorVAR system consists of conventionally switched medium-voltage metal-enclosed capacitor banks and harmonic filters banks. These systems are installed for reactive compensation, power factor correction, loss reduction, utility bill savings, and mitigation of common power quality concerns related to power converter-based generation and load devices. They are utilized in all industries including renewables, industrial, utility, commercial, mining, and petro-chemical industries. Our armorVAR systems also support the base VAR requirements of renewable power plants and can include fully integrated D-VAR and D-VAR VVO® solutions to form more advanced hybrid solutions that are more economical and easier to install.

•

Transformers and DC Rectifiers. Our custom transformers and rectifiers combine to form power electronic systems which consists of heavy-duty industrial rectifier transformers and direct current (DC) rectifiers. These systems are installed to produce DC power for electrolytic, furnace, and special processes. They are utilized in all industries including renewables, industrial, chemical, mining, and petro-chemical industries. Our power electronic systems also support renewable wind/solar power plants and can include fully integrated D-VAR and D-VAR VVO actiVAR®, armorVAR™ solutions that are more economical and easier to install to form a complete power solution engineered to the clients specification.

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

•	REG Systems. Our REG system has two primary applications that increase the reliability and the capacity of the urban infrastructure. For applications focused on reliability improvement, the REG system is used in a “ring” or “loop” configuration to interconnect nearby urban substations. This enables urban utilities to share transmission connections and excess station capacity, while controlling the high fault currents that naturally result from such interconnections, providing protection against the adverse effects that follow the loss of critical substation facilities in urban areas. We believe a utility installing our REG system could double or quadruple its reliability (e.g. N-1 to N-2, or greater) by networking substations, which is a solution that utilities would generally not consider when using conventional technology in urban settings due to its disruptive nature and economic disadvantages. For applications focused on capacity improvement, the REG system can be used in a “branch” configuration. In this application, the REG system connects an existing large urban substation with a new, much smaller, and more simplified substation within the city at a lower cost. The smaller urban substation does not need large power transformers and takes up much less space, thereby significantly reducing real estate, construction, and other related costs in the urban area. The key component to the REG system is a breakthrough cable system that combines very high-power handling capacity with fault current limiting characteristics - features that are attributable to our proprietary Amperium HTS wire.

Marine market overview

Defense spending has increased over the past six years as the U.S. military moves to rebuild and retool for competition against other great powers. In April 2022, the U.S. Navy’s 2022 shipbuilding plan covering government fiscal years 2023 to 2052, calls for a larger modernized, sustainable and lethal Navy.

In September 2021, the Navy’s fleet numbered 294 battle force ships—aircraft carriers, submarines, surface combatants, amphibious ships, combat logistics ships, and some support ships. The Navy’s 2022 shipbuilding plan reflects its 2016 force structure assessment and sets a goal of building and maintaining a fleet of 355 battle force ships.

Since WWII, the Navy fleet has protected its warfare vessels with copper-based degaussing systems. Our HTS-based degaussing system provides world class mine protection while reducing the weight of the degaussing system by 50-80%, and reducing energy consumption.

We believe that our HTS systems are an enabling technology for the Navy in its mission to create an all-electric ship (Super Ship). Our HTS-based SPS degaussing system has been designed into the San Antonio-class amphibious warfare ship platform, with the first system delivered in January 2022 to be deployed on the USS Fort Lauderdale.  AMSC and the U.S. Navy have collaborated on AMSC’s advanced HTS-based ship protection systems. The core components of the ship protection system are common and transferable to other applications being targeted for ship implementation.

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

•

Efficiency. Increased power demands for routine (peace time) operations are straining the conventional copper-based power cable systems that are currently used. The copper cables are very heavy, cumbersome, and hard to handle. The weight of the cables requires a coordinated effort between a crew on the pier and a crew on the ship. In many instances, handling these cables requires the use of a crane or a boom truck to extend them from the pier-side power substations up to the ship’s connection point. More efficient, compact, lighter weight power transfer and distribution systems are expected to be required for tomorrow’s Navy to satisfy its future mission requirements.

Our solutions for the marine market

Each Navy ship can be thought of as having its own power grid.  We provide advanced ship protection systems, power management, and power generation systems that are designed to help fleets increase system efficiencies, enhance warfare capabilities, and boost reliability, performance and security. Our systems support the Navy’s mission to “electrify the fleet”.  Our systems allow for the ship to generate a large amount of electrical power and distribute the power through an in-board power system to a propulsion motor by way of a much smaller, lighter, and higher performing HTS cable system, enabling a more advanced, reliable, and secure solution with a smaller footprint. Our solutions include:

•

Ship Protection Systems.  The primary focus of our SPS has been degaussing systems. These systems reduce a naval ship’s magnetic signature, making it much more difficult for a mine to detect and damage a ship.  Traditionally made of heavy copper wire, degaussing is required on all U.S. Navy combat ships.  Our HTS advanced degaussing system is lightweight, compact, and often outperforms its conventional counterpart.  This HTS system is estimated to enable 50-80% reduction in total degaussing system weight, offering significant potential for fuel savings or options to add different payloads. The core components of a degaussing system are transferable to other applications being targeted for ship implementation. Our SPS has been designed into the San Antonio class of amphibious assault vessels, which was first delivered in January 2022 to be deployed on the USS Fort Lauderdale. We are also seeking opportunities to propagate SPS throughout the surface fleet, creating the potential for a relatively long-term revenue stream.

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

According to GlobalData, a research firm, approximately 91 GW of wind generation capacity were added worldwide in calendar 2021, as compared to 84 GW in calendar 2020. GlobalData anticipates that more than 85 GW of additional capacity will be added in 2022.

According to GlobalData, annual wind installations in India for calendar 2021 were 2.9 GW and for calendar 2022 are estimated to be 3.5 GW.

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

In fiscal 2021, Fuji Bridex Pte Ltd accounted for 14% of our total revenues. In fiscal 2020, EPC Services Company accounted for 13% of our total revenues. In fiscal 2019, Department of Homeland Security accounted for 10% of our total revenues. No other customer accounted for more than 10% of our total revenues in each of fiscal 2021, 2020, and 2019.

Facilities and Manufacturing

Our primary facilities and their primary functions are as follows:

•	Ayer, Massachusetts — Corporate headquarters; Grid segment manufacturing, and research and development

•	Westminster, Massachusetts — Grid segment manufacturing

•	Pewaukee, Wisconsin — Grid segment research and development

•	Richland, Washington — Grid segment research and development

•	Klagenfurt, Austria —Wind segment project engineering, customer support and research and development

•	Queensbury, New York — Grid segment manufacturing

•	New Milford, Connecticut — Grid segment manufacturing

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

We face competition from other companies offering FACTS systems similar to our D-VAR products. These include adaptive VAR compensators, Dynamic voltage restorers (“DVRs”), and STATCOMs produced by ABB, Siemens, Mitsubishi, RXHK, NR Electric Co,. and Ingeteam, and battery-based uninterruptable power supply (“UPS”) systems offered by various companies around the world.

We face competition from other companies offering medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems similar to our NEPSITM products. These include Controllix PowerSide, Elgin Power Solutions (formally Gilbert), Scott Engineering and QVARx.

We face competition from other companies offering DC power supply systems similar to our NeeltranTM products. These include Scr Controlled Rectifiers, IGBT controlled choppers produced by ABB, Siemens, Friem Dynapower, and Nidec offering systems around the world.

With our HTS-based REG product, we are offering a new approach that provides alternatives to utilities for power system design. Therefore, we believe that we compete with traditional approaches such as new full-sized substations, overhead and underground transmission, and urban power transformers.

We believe we are currently the only company that can offer HTS-based SPS products that have been fully qualified for use aboard U.S. Navy surface combatants.  Therefore, the primary competition for our SPS products is currently coming from defense contractors that provide the copper-based systems that our lighter, more efficient HTS versions have been developed to replace. Companies such as Ultra EMS, L3 Harris, and Raytheon have the bulk of the copper-based business today.

Our power module conversion equipment and our electrical control systems are designed and integrated into our wind turbine designs in a way to achieve maximum performance of the turbine. Typically, we are the exclusive provider of the power module conversion equipment and electrical control systems for our wind turbine designs. As a result, our power conversion equipment and electrical control systems see limited competition. Other companies that serve the wind turbine components industry include ABB, Hopewind and Semikron. We also face indirect competition in the wind energy market from global manufacturers of wind turbines, such as Siemens Gamesa, General Electric, Vestas and Suzlon. We face competition for the supply of wind turbine engineering design services from design engineering firms such as Aerodyn and W2E.

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

Human Capital

We aim to provide a safe and positive work environment for our employees that emphasizes respect for individuals and high standards of integrity.  The health and safety of our employees is of utmost importance to us. Recognizing and respecting our global presence, we strive to maintain a diverse and inclusive workforce everywhere we operate.  As of March 31, 2022, we employed 326 persons. None of our employees is represented by a labor union.

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

Information about our Executive Officers

The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	50	President, Chief Executive Officer and Chairman
John W. Kosiba, Jr.	49	Senior Vice President, Chief Financial Officer and Treasurer

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

John W. Kosiba, Jr. has served as senior vice president, chief financial officer and treasurer since April 4, 2017. Mr. Kosiba joined us as managing director, finance operations, in June 2010. He then served as vice president, finance operations, from September 2011 to May 2013. Prior to his appointment as senior vice president and chief financial officer, Mr. Kosiba served most recently as senior vice president, Gridtec solutions and finance operations, where he was responsible for (i) overseeing finance and accounting operations, budgeting, strategic planning and financial planning and analysis for the company, and (ii) managing the day-to-day business operations of our Gridtec solutions’ business segment. From January 2008 until June 2010, Mr. Kosiba served as division director and controller of Amphenol Aerospace, a division of Amphenol Corporation and a manufacturer of interconnect products for the military, commercial aerospace and industrial markets. In this role, Mr. Kosiba was responsible for overseeing finance, accounting, budgeting, audit and all aspects of financial planning and analysis for the division.

Item 1A.	RISK FACTORS

Risks Related to Our Financial Performance

We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter.

We were not profitable in fiscal 2021 and have recorded net losses for the last three fiscal years. We may not be profitable in fiscal 2022 or future years.

There is currently substantial uncertainty in our business, which makes it difficult to evaluate our business and future prospects. In addition, our operating results historically have been difficult to predict and have at times fluctuated from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result of all of these factors, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.  In addition, we have in the past provided, and may continue to, provide public guidance on our expected operating and financial results for future periods. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and statements. Our actual results may not always be in line with or exceed the guidance we have provided.  If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period or we do not meet our guidance, the trading price of our common stock would likely decline.

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

As of March 31, 2022, we had approximately $49.5 million of cash, cash equivalents, marketable securities and restricted cash, and during the fiscal year ended March 31, 2022, we used $19.0 million in cash for our operating activities. We have historically experienced net losses. We plan to continue to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

Our liquidity is highly dependent on our ability to profitably grow our revenues, control our operating costs, and secure additional financing, if required.  We may require additional capital to conduct our business and adequately respond to future business challenges or opportunities, including, but not limited to, the need to develop new products or enhance existing products, maintain or expand research and development projects, collateralize performance bonds or letters of credit, acquire new businesses or assets, and the need to build inventory or to invest other cash to support business growth.  In order to raise additional capital, we may offer shares of our common stock or other securities convertible into or exchangeable for our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of each of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.

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

Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2021, 38% of our revenues were recognized from sales outside of the United States. In addition, approximately 8% of our revenues in fiscal 2021 were derived under sales contracts where prices were denominated in the Euro. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in a lesser number of orders, and therefore lower revenues, from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations.  However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

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

Although the material weakness was remediated during the quarter ended March 31, 2021, if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

The COVID-19 pandemic has adversely impacted our business, financial condition and results of operations.

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

Our suppliers have experienced some production disruption due to the COVID-19 pandemic and related delays in sourcing materials. As a result, we have been experiencing delays or difficulty sourcing products and some inflationary pressure in our supply chains, which have started to and could continue to negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.

Inox’s ability to perform under the supply contract has been and may continue to be hampered by the long-term impacts of the COVID-19 pandemic.  Our other customers may become adversely impacted by the long-term impacts of the COVID-19 pandemic. As a result of a deterioration in economic conditions resulting from COVID-19, our customers and potential customers may reduce demand for our products, decrease their spending or reconsider orders, all of which would adversely affect our business, operating results and financial condition.

The COVID-19 pandemic continues to evolve. The extent to which the pandemic impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the location, duration and magnitude of future waves of infection, new mutations of the virus, timing, effectiveness and adoption of vaccines, travel restrictions and social distancing in the United States and other countries, the duration and extent of future business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. If we, our customers or suppliers experience prolonged shutdowns or other business disruptions, our business, liquidity, results of operations and financial condition and the trading price of our common stock are likely to be materially adversely affected, and our ability to access the capital markets may be limited.

Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity and overall business.

We have several contracts with the U.S. government, including defense-related programs with the U.S. Department of Defense. Changes in U.S. government defense spending for various reasons, including as a result of potential changes in policy positions or priorities that may result from the U.S. presidential and congressional elections, could negatively impact our results of operations, financial condition and liquidity. Our programs are subject to U.S. government policies, budget decisions and appropriation processes which are driven by numerous factors including: (1) geopolitical events; (2) macroeconomic conditions; and (3) the ability of the U.S. government to enact relevant legislation, such as appropriations bills. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In prior years, the U.S. government has been unable to timely complete its budget process before the end of its fiscal year, resulting in governmental shut-downs or providing only enough funds for U.S. government agencies to continue operating at prior-year levels. Significant changes in U.S. government defense spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition and liquidity.

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

In order to minimize costs and time to market, we have and will continue to identify local suppliers that meet our quality standards to produce certain of our subassemblies and components. These efforts may not be successful. In addition, any event that negatively impacts our supply, including, among others, wars, terrorist activities, cyberattacks, natural disasters and outbreaks of infectious disease, including the COVID-19 pandemic, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as we are able to restore our production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

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

As part of our effort to increase manufacturing efficiency, we moved from our former manufacturing facility located in Devens, Massachusetts to our smaller-scale leased facility located in Ayer, Massachusetts. However, we have not yet manufactured our Amperium wire in commercial quantities at our Ayer facility or any other facility. Failure to successfully produce commercial quantities of HTS wire with an acceptable yield and cost could adversely affect our ability to meet customer demand for our products and could increase the cost of production versus projections, both of which could adversely impact our operating and financial results.

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

As a U.S. federal government contractor, we are requiring all U.S. based employees at sites that service or support our U.S. federal government contracts to be fully vaccinated. In addition, vaccine mandates have been and may be announced in jurisdictions in which our businesses operate. Our implementation of these requirements may result in attrition, including attrition of key personnel and skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our Wind segment revenues are derived from a single customer. If this customer’s business is negatively affected, it could adversely impact our business.

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

Our business and operations would be adversely impacted in the event of a failure or security breach of our or any critical third parties' information technology infrastructure and networks.

We rely upon the capacity, reliability, and security of information technology hardware and software infrastructure and networks (collectively, "IT Systems"), and our ability to expand and update IT Systems in response to our changing needs. We manage certain IT Systems but also rely on IT Systems and various products and services provided by critical third-party vendors and others in the supply chain. We also collect and store sensitive and confidential information in the ordinary course of our business. Any failure to manage, expand, or update our IT Systems or any disruption to or failure in the operation of such IT Systems could harm our business. In addition, the costs associated with updating and securing our IT Systems are likely to increase as such security measures become more complex, which may harm our operating results and financial condition.

Despite our implementation of security measures, all IT Systems are vulnerable to disruption, compromise and damage from computer viruses, bugs or vulnerabilities, natural disasters, human error, intentional conduct, cyberattacks, unauthorized access and other similar disruptions. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as employees. Our business activities in China may increase our risks to such breaches. We cannot guarantee the security or protection of any IT Systems. Threat actors, such as ransomware groups, are becoming increasingly sophisticated in using techniques that are designed to circumvent controls, evade detection and remove or obfuscate forensic evidence. As a result, we and our third-party providers may be unable to timely or effectively anticipate, detect, or recover from cyberattacks in the future. We also face increased cyber risk due to the number of our and others' employees who are (and may continue to be) working remotely.

Any system failure, accident, security breach, or cyberattack could result in disruptions to our operations, loss, damage or compromise to our data, or inappropriate disclosure of confidential information. Any or all of the foregoing could harm our reputation, result in substantial remediation and compliance costs, lead to lost revenues and business opportunities, lead to regulatory investigations and litigation, and related fines or penalties, increase our insurance premiums and have other materially adverse effects on our business and results. Our insurance policies may not cover, or may be insufficient to cover, any or all costs, losses and liability associated with any cyberattacks, security incidents or other disruptions.

Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results.

We are subject to many rapidly evolving privacy and data protection laws and regulations in the United States, Europe and around the world.  This requires us to operate in a complex environment where there are significant constraints on how we can process personal data across our business. For example, European General Data Protection Regulation (the “GDPR”), which became effective in May 2018, has established stringent data protection requirements for companies doing business in or handling personal data of individuals in the European Union. The GDPR imposes obligations on data controllers and processors including the requirement to maintain a record of their data processing and to implement policies and procedures as part of their mandated privacy governance framework. Breaches of the GDPR could result in substantial fines, which in some cases could be up to four percent of our worldwide revenue. In addition, a breach of the GDPR or other data privacy or data protection laws or regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well potential civil claims including class action type litigation. There is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to properly process or protect the data or privacy of third parties or comply with the GDPR, and other laws that have been enacted, such as the California Consumer Privacy Act and other applicable data privacy and data protection regimes.

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

Our ability to implement our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, including as a result of the COVID-19 pandemic and the ongoing war between Russia and Ukraine, or increased operating costs or expenses.

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

Our recent acquisitions have required substantial integration and management efforts. As a result of any additional acquisition we pursue, management’s attention and resources may be further diverted from our other businesses. An acquisition may also involve the payment of a significant purchase price, which could reduce our cash position or dilute our stockholders and require significant transaction-related expenses.

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

We cannot provide any assurance that we will realize any of the anticipated benefits of any acquisition, including our NEPSI Acquisition completed in October 2020, and Neeltran, Inc. acquisition completed in May 2021, and if we fail to realize these anticipated benefits, our operating performance could suffer.

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

We have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. In recent years, particularly in fiscal 2020 and 2021 as a result of the COVID-19 pandemic and in late fiscal 2021 and 2022 as a result of the war between Russia and Ukraine, financial markets have been volatile and the state of both the domestic and global economies has been uncertain. Adverse credit conditions in the future could have a negative impact on our ability to execute on future strategic activities.  In addition, if credit is difficult to obtain in the future, some customers may delay or reduce purchases. Similarly, inflationary pressures have increased and may increase our costs or force us to increase prices for our products. In particular, in fiscal 2021, we experienced substantial inflationary pressure in our supply chain. These events have resulted or could in the future result in higher product costs, reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased accounts receivable and inventory write-offs and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.

We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in India’s political, social, regulatory and economic environment may affect our financial performance.

We have operations in India. Our financial performance depends upon our ability to carry on our operations and sell our products in markets such as India, as well as other emerging markets around the world.  We are, and will continue to be, subject to financial, political, economic and business risks in connection with our operations and sales in these emerging markets. In addition to the business risks inherent in developing and servicing these markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced in emerging markets. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest, public health emergencies and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results and cash flows.

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

With respect to our activities in all emerging markets, we may be impacted by issues with managing foreign sales operations, including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders. The adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of customers. Operations in foreign countries also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. For example, the ongoing war between Ukraine and Russia has caused increased raw material costs and material shortages for, and, adversely impacted, certain of our suppliers. If we experience problems with obtaining registrations, compliance with foreign country or applicable U.S. laws, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results of operations would be adversely affected.

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

We face competition from other companies offering FACTS systems similar to our D-VAR products. These include adaptive VAR compensators, Dynamic voltage restorers (“DVRs”), and STATCOMs produced by ABB, Siemens, Mitsubishi, RXHK, NR Electric Co,. and Ingeteam, and battery-based uninterruptible power supply (“UPS”) systems offered by various companies around the world.

We face competition from other companies offering medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems similar to our NEPSI products. These include Controllix PowerSide, Elgin Power Solutions (formally Gilbert), Scott Engineering and QVARx.

We face competition from other companies offering DC power supply systems similar to our Neeltran products. These include Scr Controlled Rectifiers, IGBT controlled choppers produced by ABB, Siemens, Friem Dynapower, and Nidec offering systems around the world.

With our HTS-based REG product, we are offering a new approach that provides alternatives to utilities for power system design. Therefore, we believe that we compete with traditional approaches such as new full-sized substations, overhead and underground transmission, and urban power transformers.

We believe we are currently the only company that can offer HTS-based SPS products that have been fully qualified for use aboard U.S. Navy surface combatants.  Therefore, the primary competition for our SPS products is currently coming from defense contractors that provide the copper-based systems that our lighter, more efficient HTS versions have been developed to replace.  Companies such as L3 Harris, Raytheon, and Ultra have the bulk of the copper-based business today.

As the HTS wire, superconductor electric motors and generators, and power electronic systems markets develop, other large industrial companies may enter those fields and compete with us. If we are unable to compete successfully, it may harm our business, which in turn may limit our ability to acquire or retain customers.

With respect to our Wind business, other companies that serve the wind turbine components industry include ABB, Hopewind, and Semikron. We also face indirect competition in the wind energy market from global manufacturers of wind turbines, such as Siemens Gamesa, General Electric, Vestas and Suzlon. We face competition for the supply of wind turbine engineering design services from design engineering firms such as Aerovide and W2E.

Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results.

In recent years, a substantial amount of our consolidated revenues were recognized from customers outside of the United States. For example, 38% of our revenues in fiscal 2021 and 41% of our revenues in fiscal 2020 were recognized from sales outside the United States.  We also manufacture certain of our products and purchase a portion of our raw materials and components from suppliers in other foreign countries. The ongoing war between Ukraine and Russia has caused increased raw material costs and material shortages and, as a result, adversely impacted certain of our suppliers. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

Trade tensions between the U.S. and China, the U.S. and Russia, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent years. For example, in March 2022, the U.S. and other countries imposed broad-based sanction programs against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People's Republic and the so-called Luhansk People's Republic. The situation is rapidly evolving as a result of the war in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

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

The increasing focus on environmental sustainability and social initiatives could increase our costs, and inaction could harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon any sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition. In addition, this emphasis on environmental, social, and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations, or reporting requirements, our reputation and business could be adversely impacted.

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

Our corporate headquarters and Grid manufacturing operations are located in a leased 88,000-square-foot facility in Ayer, Massachusetts. Additionally, we have Grid manufacturing operations located in a leased 77,500 square-foot facility in Westminster, Massachusetts as well as an owned 35,000 square-foot facility in Queensbury, New York and an owned 85,000 square-foot facility in New Milford, Connecticut.

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

The following table summarizes information regarding our significant properties, as of March 31, 2022:

Location	Supporting	Square footage	Owned/Leased
United States
Ayer, Massachusetts	Corporate & Grid Segment	88,000	Leased
Westminster, Massachusetts	Grid Segment	77,500	Leased
Queensbury, New York	Grid Segment	35,000	Owned
New Milford, Connecticut	Grid Segment	85,000	Owned

Item 3.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “AMSC” since 1991.

Holders

The number of holders of record of our common stock on May 27, 2022 was 182.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from March 31, 2017 to March 31, 2022 with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Electrical Components & Equipment Index.

This graph assumes the investment of $100.00 on March 31, 2017 in our common stock, the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index, and assumes any dividends are reinvested. Measurement points are March 31, 2017; March 31, 2018; March 31, 2019; March 31, 2020; March 31, 2021; and March 31, 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among American Superconductor Corporation,

the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index

	Fiscal year ended March 31,
Company/Index	2017	2018	2019	2020	2021	2022
American Superconductor Corporation	100.00	84.84	187.46	79.88	276.38	110.93
Nasdaq Composite Index	100.00	120.76	133.60	134.52	233.26	252.05
Nasdaq Electrical Components & Equipment Index	100.00	111.71	110.99	92.04	171.00	170.22

Item 6.	RESERVED

Item 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2021 refers to the fiscal year beginning on April 1, 2021. Other fiscal years follow similarly.

On October 31, 2018, we entered into a Subcontract Agreement with Commonwealth Edison Company (“ComEd”) (the “Subcontract Agreement”) for the manufacture and installation of the Company’s resilient electric grid ("REG") system within ComEd’s electric grid in Chicago, Illinois (the “Project”). As provided in the Subcontract Agreement, the Subcontract Agreement became effective upon the signing of an amendment by us and the U.S. Department of Homeland Security (“DHS”) to the existing contract (the “Prime Contract”) between us and DHS on June 20, 2019. Unless terminated earlier by us, ComEd or DHS according to the terms of the Subcontract Agreement, the term of the Subcontract Agreement will continue until we complete our warranty obligations under the Subcontract Agreement. Under the terms of the Subcontract Agreement, we agreed, among other things, to provide the REG system and to supervise ComEd’s installation of the REG system in Chicago. As part of our separate cost sharing arrangement with DHS under the Prime Contract, we received funding provided by DHS in connection with the Subcontract Agreement of approximately $10.0 million, which represents the total amount of revenue we recognized over the term of the Subcontract Agreement and includes $1.0 million that we have agreed to reimburse ComEd for costs incurred by ComEd while undertaking its tasks under the Subcontract Agreement (the “Reimbursement Amount”). In addition, we are required to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement, which we have done, and deposited $5.0 million in an escrow account as collateral to secure such letter of credit.  ComEd has agreed to provide the site and provide all civil engineering work required to support the operation and integration of the REG system into ComEd’s electric grid. Other than the Reimbursement Amount, ComEd is responsible for its own costs and expenses. DHS’s approval to commence with construction was obtained on June 20, 2019. Substation work on the project began in late 2019 and we successfully integrated the REG system on Com Ed's electric power grid and the REG system became fully operational in August 2021.

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

The NEPSI purchase price was $26.0 million in cash on hand and 873,657 restricted shares of our common stock.  As part of the transaction, in the future, the selling stockholders may receive up to an additional 1,000,000 restricted shares of our common stock upon the achievement of certain specified future revenue objectives during varying periods of up to four years after the closing.

On May 6, 2021, we acquired all of the issued and outstanding shares of capital stock of (i) Neeltran, Inc., a Connecticut corporation (“Neeltran”) that supplies rectifiers and transformers to industrial customers, and (ii) Neeltran International, Inc., a Connecticut corporation (“International”), as well as the real property that serves as Neeltran’s headquarters.

The COVID-19 pandemic continues to rapidly evolve. We are experiencing substantial inflationary pressure in our supply chain, some delays in sourcing materials needed for our products and some production disruption resulting from higher than typical employee absenteeism due to the highly contagious omicron variant which have increased our cost of revenues and decreased gross margin. The extent to which the outbreak impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Changes in macroeconomic and market conditions arising from the COVID-19 pandemic, or for other reasons, such as the ongoing war between Russia and Ukraine, including inflation, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on our business, financial condition and results of operation.

Results of Operations

Fiscal Years Ended March 31, 2022 and March 31, 2021

For a discussion of our results of operations for the year ended March 31, 2020, including a year-to-year comparison between fiscal 2020 and fiscal 2019, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2021.

Revenues

Total revenues increased by 24% to $108.4 million in fiscal 2021 from $87.1 million in fiscal 2020. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2022	2021
Revenues:
Grid	$98,876	$70,528
Wind	9,559	16,597
Total	$108,435	$87,125

Revenues in our Grid business unit are derived from our D-VAR product sales, NEPSI product sales, Neeltran product sales, HTS wire sales, ship protection systems ("SPS"), government-sponsored electric utility projects and other prototype development contracts. We also engineer, install and commission our products on a turnkey-basis for some customers. The Grid business unit accounted for 91% of total revenues in fiscal 2021 and 81% in fiscal 2020. Grid revenues increased 40% to $98.9 million in fiscal 2021 from $70.5 million in fiscal 2020.  The increase in revenues was driven by the contribution from the NEPSI Acquisition and Neeltran Acquisition as well as growth in the D-VAR, Volt Var Optimization ("VVO") and SPS product lines.

Revenues in our Wind business unit are derived from wind turbine electrical control systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business unit accounted for 9% of total revenues in fiscal 2021 and 19% in fiscal 2020. Revenues in the Wind business unit decreased 42% to $9.6 million in fiscal 2021 from $16.6 million in fiscal 2020.  The decrease over the prior year period was primarily driven by shipments of electrical control systems ("ECS") to Doosan in the fiscal year ended March 31, 2021 with no similar shipments in fiscal 2021.

Cost of Revenues and Gross Margin

Cost of revenues increased by 36% to $94.9 million in fiscal 2021, compared to $69.7 million in fiscal 2020. Gross margin decreased to 12% in fiscal 2021 from 20% in fiscal 2020. The decrease in gross margin in fiscal 2021 was due to an unfavorable product mix, inflation pressure in our supply chain, some delays in sourcing materials due to the COVID-19 pandemic and purchase accounting adjustments associated with the Neeltran Acquisition. Cost of revenues in fiscal 2021 includes total amortization expense of $0.2 million as a result of the NEPSI and Neeltran acquired backlog intangible assets. In addition, a fair value purchase adjustment of approximately $0.6 million for the step-up basis assigned to acquired inventory, to properly reflect the fair value in purchase accounting, was charged to cost of revenues in the fiscal year ended March 31, 2022. The step up was assigned to acquired work-in-progress and finished goods inventory that were completely delivered during fiscal 2021.

Operating Expenses

Research and development

Research and development (“R&D”) expenses decreased by 5% to $10.5 million, or 10% of revenue in fiscal 2021, compared to $11.0 million, or 13% of revenue, in fiscal 2020.  The decrease in R&D expenses is a result of lower total compensation expense.

Selling, general, and administrative

Selling, general and administrative (“SG&A”) expenses increased by 9% to $27.5 million, or 25% of revenue in fiscal 2021 from $25.3 million, or 29% of revenue, in fiscal 2020. The increase in SG&A expenses on a dollar basis is primarily the result of higher compensation, higher stock compensation expense and additional outside services expenses.

Amortization of acquisition related intangibles

We recorded $2.5 million in fiscal 2021 and $1.2 million in fiscal 2020 in amortization expense related to our core technology and know-how, customer relationships, and other intangible assets.  The increase in amortization expense is primarily a result of the NEPSI and Neeltran Acquisitions.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the NEPSI Acquisition resulted in a gain of $ 5.9 million in the year ended March 31, 2022. The change in the fair value of our contingent consideration for the earnout payment on the NEPSI Acquisition resulted in a loss of $3.0 million in the year ended March 31, 2021. The change in the fair value was primarily driven by the change in our stock price, which is a key valuation metric.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2022	2021
Operating income (loss):
Grid	$(20,725)	$(13,318)
Wind	(1,554)	(3,302)
Unallocated corporate expenses	1,190	(6,545)
Total	$(21,089)	$(23,165)

The Grid segment generated an operating loss of $20.7 million in fiscal 2021 and $13.3 million in fiscal 2020. The increase in the Grid business unit operating loss was due to lower gross margins driven by less favorable margins from the Neeltran acquired backlog as well as purchase accounting adjustments related to the acquisition.

The Wind segment generated an operating loss of $1.6 million in fiscal 2021 and $3.3 million in fiscal 2020. The decrease in the Wind business unit operating loss was due to lower costs of revenues on lower revenues driven by fewer shipments of ECS than in fiscal 2020.

Unallocated corporate expenses in fiscal 2021 consisted of a gain on contingent consideration of $5.9 million offset by stock-based compensation expense of $4.7 million. Unallocated corporate expenses in fiscal 2020 consisted of a loss on contingent consideration of $3.0 million and stock-based compensation expense of $3.5 million.

Interest income, net

Interest income, net was $0.1 million in fiscal 2021 compared to $0.4 million for fiscal 2020. The decrease in interest income, net, was related to a lower cash balance earning lower interest rates in fiscal 2021 than in fiscal 2020.

Other expense, net

Other expense, net was less than $0.1 million in fiscal 2021, compared to other expense, net of $0.8 million in fiscal 2020. The decrease in other expense was driven by the impacts of more favorable fluctuations in foreign currencies in fiscal 2021.

Income Taxes

We recorded an income tax benefit of $1.8 million in fiscal 2021 compared to income tax benefit of $0.8 million in fiscal 2020. The increase in income tax benefit is a result of purchase accounting for the acquired intangible assets and the resulting deferred tax liability from the NEPSI Acquisition. The Company recorded a deferred tax liability of $2.3 million, primarily for the difference in book and tax basis on the intangible assets acquired in fiscal 2021. As a result, the Company was able to benefit from additional deferred tax assets and therefore released a corresponding valuation allowance of $2.3 million during the fiscal year ended March 31, 2022. The tax benefit was offset during fiscal 2021 by income tax expense in foreign jurisdictions.

Net loss

Net loss was $19.2 million in fiscal 2021, compared to net loss of $22.7 million in fiscal 2020.  The decrease in net loss was driven primarily by the change in fair value of the contingent consideration for the earnout payment on the NEPSI Acquisition.

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

We define non-GAAP net loss as net loss before stock-based compensation, amortization of acquisition-related intangibles, acquisition costs, changes in fair value of contingent consideration, and other non-cash or unusual charges.  We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net loss as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Year ended March 31,
	2022	2021
Net loss	$(19,193)	$(22,678)
Stock-based compensation	4,661	3,485
Amortization of acquisition-related intangibles	2,623	1,697
Acquisition costs	681	313
Change in fair value of contingent consideration	(5,850)	3,060
Non-GAAP net loss	(17,078)	(14,123)

Non-GAAP net loss per share	$(0.63)	$(0.59)
Weighted average shares outstanding - basic and diluted	27,203	23,879

We incurred non-GAAP net losses of $17.1 million or $0.63 per share for fiscal 2021, compared to $14.1 million, or $0.59 per share, for fiscal 2020. The increase in non-GAAP net loss in fiscal 2021 compared to fiscal 2020 was due to a higher operating loss driven by lower gross margin and higher operating expenses.

Liquidity and Capital Resources

We have experienced recurring operating losses and as of March 31, 2022 had an accumulated deficit of $1,020.5 million.

Our cash requirements depend on numerous factors, including the successful completion of our product development activities, our ability to commercialize our REG and ship protection system solutions, the rate of customer and market adoption of our products, collecting receivables according to established terms, the continued availability of U.S. government funding during the product development phase of our superconductor-based products and whether Inox is successful in executing on Solar Energy Corporation of India Limited orders or in obtaining additional orders under the new central and state auction regime. We continue to closely monitor our expenses and, if required, expect to reduce our operating and capital spending to enhance liquidity

In February 2021, we filed a shelf registration statement on Form S-3 that will expire in February 2024 (the “Form S-3”). The Form S-3 allows us to offer and sell from time-to-time up to $250 million of common stock, debt securities, warrants or units comprised of any combination of these securities. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions, in order to fund our future capital needs. The terms of any future offering under the Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

At March 31, 2022, we had cash, cash equivalents, marketable securities and restricted cash of $49.5 million, compared to $80.7 million at March 31, 2021, a decrease of $31.2 million. As of March 31, 2022, we had approximately $2.6 million of cash, cash equivalents and restricted cash in foreign bank accounts.  Our cash and cash equivalents, marketable securities and restricted cash are summarized as follows (in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$40,584	$67,814
Marketable securities	-	5,140
Restricted cash	8,902	7,725
Total cash, cash equivalents, marketable securities and restricted cash	$49,486	$80,679

Net cash used in operating activities was $19.0 million and $8.7 million in fiscal 2021 and 2020, respectively.  The increase in net cash used in operations in fiscal 2021 compared to fiscal 2020 was driven primarily by decreased collections in fiscal 2021 and higher inventory balances in fiscal 2021.

Net cash used in investing activities was $7.2 million in fiscal 2021, compared to net cash provided by investing activities of $2.5 million in fiscal 2020. The increase in net cash used in investing activities in fiscal 2021 compared to fiscal 2020 was due primarily to the sale of marketable securities in fiscal 2020 in which there was no similar transaction in fiscal 2021 offset by decreased cash used for acquisitions in fiscal 2021.

Net cash provided by financing activities was $0.1 million and $50.8 million in fiscal 2021 and 2020, respectively.  The decrease in net cash provided by financing activities in fiscal 2021 compared to fiscal 2020 was primarily due to the proceeds from our October 2020 offering of common stock in which there was no similar transaction in fiscal 2021.

At March 31, 2022, we had $6.1 million of restricted cash included in long-term assets and $2.8 million of restricted cash in short-term assets.  At March 31, 2021, we had $5.6 million of restricted cash included in long-term assets and $2.2 million of restricted cash in short-term assets. These amounts included in restricted cash primarily represent collateral deposits to secure surety bonds and letters of credit for various customer contracts including the Subcontract Agreement with ComEd. These deposits are held in interest bearing accounts.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of March 31, 2022, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 12, "Contingent Consideration," Note 14, "Debt," Note 15, "Leases" and Note 17, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. Our liquidity is highly dependent on our ability to increase revenues, including our ability to collect revenues under our agreements with Inox, control our operating costs, and our ability to raise additional capital, if necessary. There can be no assurance that we will be able to raise additional capital on favorable terms or at all, or execute on any other means of improving our liquidity as described above.  Additionally, the impact of the COVID-19 pandemic or other sources of instability, including the ongoing war between Russia and Ukraine, on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity. We also continue to closely monitor our expenses and, if required, we intend to reduce our operating and capital spending to enhance liquidity.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 will improve financial reporting by requiring disclosures that increase the transparency of transactions with government accounted for by applying a grant or contribution accounting model by analogy. Following the release of ASU 2021-10 in November 2021, the new effective date will be annual reporting periods beginning after December 15, 2021. We do not expect the impact of the adoption of ASU 2021-10 to be material on our consolidated financial statements.

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

Revenue recognition

For certain arrangements, such as contracts to perform research and development, prototype development contracts and certain customized product sales, we record revenues using the over-time method, measured by the relationship of costs incurred to total estimated contract costs. Over-time revenue recognition accounting is predominantly used on certain turnkey power systems installations for electric utilities and long-term prototype development contracts with the U.S. government. In addition, some contracts contain an element of variable consideration, including liquidated damages and/or penalties, which requires payment to the customer in the event that delivery timelines or milestones are not met. We estimate the total consideration payable by the customer when the contracts contain variable consideration provisions, based on the most likely amount anticipated to be recognized for transferring the promised goods or services. As a result, we may constrain revenue to the extent that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Significant judgement is required to estimate the total expected costs and variable consideration for projects that typically have a timeline of 12-24 months. Any increase or decrease in estimated costs to complete a performance obligation without a corresponding change to the contract price could impact the calculation of cumulative revenue to date and gross profit on the project. Similar, if we recognize revenue based upon our current estimate of variable consideration, and our estimate is later adjusted, we may be required to increase or decrease cumulative revenue to date and gross profit on the project. Factors that may result in a change to our estimate include delays in manufacturing, unforeseen engineering problems, the performance of subcontractors and material suppliers, among others.

We have a long history of working with multiple types of projects and preparing cost estimates, and we rely on the expertise of key personnel to prepare what we believe are reasonable best estimates given available facts and circumstances. Due to the nature of the work involved, however, judgment is involved to estimate the total costs to complete, and the amounts estimated could have a material impact on the revenue we recognize in each accounting period. We cannot estimate unforeseen events and circumstances which may result in actual results being materially different from previous estimates.

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

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions as well as the use of specialists as needed. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of assets acquired, including intangible assets and liabilities assumed. The primary intangible assets acquired include customer relationship and trade names. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The fair value of customer relationships is measured using the multi-period excess earnings method (“MPEEM”). The fair value of the trade names is measured using a relief-from-royalty (“RFR”) approach. The basis for future sales projections for both the MPEEM and RFR are based on internal revenue forecasts which the Company believes represents reasonable market participant assumptions. The future cash flows are discounted using an applicable discount rate. The key uncertainties in the calculations, as applicable, are the selection of an appropriate royalty rate, assumptions used in developing estimates of future cash flows, including revenue growth and expense forecasts, assumed customer attrition rates, as well as perceived risks associated with those forecasts in determining the discount rate. There is inherent uncertainty in forecasted cash flows and therefore, actual results may differ and could result in a subsequent impairment charge of acquired intangibles and/or goodwill.

The consideration for our acquisitions may include future payments that are contingent upon the occurrence of a particular event. We record a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value of contingent consideration recorded at each reporting period. See Note 3, "Acquisitions," for additional information. See Note 3, "Acquisitions," for additional information.

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

We evaluate recoverability of long-lived assets and definite-lived intangible assets by estimating the undiscounted future cash flows associated with the expected uses and disposition of those assets. When those caparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, we recognize an impairment loss for the amount that the carrying value exceeds the fair value. The Company has not made any material changes to the method of evaluating for impairment during the last three years.  There were no indicators requiring further impairment testing on our long-lived assets during the fiscal years ended March 31, 2022 or 2021.

Goodwill

Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. We perform our annual assessment of goodwill on February 28th of each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. An entity is permitted to first assess qualitatively whether it is necessary to perform a goodwill impairment test. Significant judgment is required to determine if an indication of impairment has taken place. Factors to be considered include the following: adverse change in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization. The quantitative impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We determine the fair value of a reporting unit based on an income approach utilizing a discounted cash flow adjusted for entity specific factors. The income approach includes estimates and assumptions about revenue growth rates, operating margins and terminal growth rates, discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. These estimates are based on historical experiences, our projects of future operating activity and our weighted-average cost of capital. A significant change in events, circumstances or any of these assumptions could adversely affect these estimates, which could result in an impairment.

We performed our annual assessment of goodwill on February 28, 2022 and noted no triggering events from the analysis date to March 31, 2022 and determined that there was no impairment to goodwill. See Note 5, “Goodwill,” for further information regarding the our goodwill valuation assumptions.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of American Superconductor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Superconductor Corporation and its subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s goodwill balance was $43.5 million as of March 31, 2022. Management tests goodwill for impairment, at the reporting unit level, as of February 28 of each fiscal year, or more frequently if events or changes in circumstances indicate the asset might be impaired. To test goodwill for impairment, management compares the estimated fair value of each reporting unit with the carrying amount of each reporting unit, including the recorded goodwill. In estimating the fair value of each reporting unit, management uses a methodology which combines an income approach, using a discounted cash flows method, with a market approach, using a peer-based guideline company method based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics.

We identified the goodwill impairment assessment for the Company’s reporting units with material goodwill as a critical audit matter because of the significant estimates and assumptions used by management when estimating the fair value of the these reporting units, including management’s forecasts of revenue and expense growth rates and management’s selection of the discount rates for the income approaches and management’s estimates of the multiples of earnings of comparable entities with similar operations and economic characteristics for the market approaches. Auditing management’s estimates and assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the goodwill impairment assessment.

Our audit procedures related to the assessment of goodwill impairment included the following, among others:

●	We evaluated the reasonableness of management's forecasts of revenue and expense growth rates, including comparing projections to historical results.
●	We tested the underlying data used by management in their development of forecasts of revenue and expense growth rates for accuracy and completeness.
●	We evaluated the reasonableness of management's selection of comparable entities with similar operations and economic characteristics.
●	With the assistance of our valuation specialists, we evaluated the reasonableness of the Company's valuation methodology and significant assumptions by:
o

Evaluating the reasonableness of the discount rate and multiples of earnings by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.

o	Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

Boston, Massachusetts

June 1, 2022

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	March 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$40,584	$67,814
Marketable securities	—	5,140
Accounts receivable	20,280	13,267
Inventory	23,666	13,306
Prepaid expenses and other current assets	7,052	3,546
Restricted cash	2,754	2,157
Total current assets	94,336	105,230

Property, plant and equipment, net	13,656	8,997
Intangibles, net	11,311	9,153
Right-of-use asset	3,502	3,747
Goodwill	43,471	34,634
Restricted cash	6,148	5,568
Deferred tax assets	1,224	1,223
Other assets	239	314
Total assets	$173,887	$168,866

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$29,140	$19,810
Lease liability, current portion	740	612
Debt, current portion	72	—
Contingent consideration	1,200	7,050
Deferred revenue, current portion	22,812	13,266
Total current liabilities	53,964	40,738

Deferred revenue, long term portion	7,222	7,991
Lease liability, long term portion	2,900	3,246
Deferred tax liabilities	297	274
Debt, long-term portion	90	—
Other liabilities	25	25
Total liabilities	64,498	52,274

Commitments and contingencies (Note 17)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 28,919,990 and 27,988,536 shares issued and 28,522,359 and 27,593,400 shares outstanding at March 31, 2022 and 2021, respectively	289	280
Additional paid-in capital	1,133,536	1,121,495
Treasury stock, at cost, 397,631 and 395,136 shares at March 31, 2022 and 2021, respectively	(3,639)	(3,593)
Accumulated other comprehensive loss	(291)	(277)
Accumulated deficit	(1,020,506)	(1,001,313)
Total stockholders' equity	109,389	116,592
Total liabilities and stockholders' equity	$173,887	$168,866

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2022	2021
Revenues	$108,435	$87,125
Cost of revenues	94,943	69,671
Gross profit	13,492	17,454

Operating expenses:
Research and development	10,470	11,015
Selling, general and administrative	27,494	25,322
Amortization of acquisition related intangibles	2,467	1,222
Change in fair value on contingent consideration	(5,850)	3,060
Total operating expenses	34,581	40,619

Operating loss	(21,089)	(23,165)

Interest income, net	75	426
Other expense, net	(28)	(771)

Loss before income tax expense	(21,042)	(23,510)
Income tax benefit	(1,849)	(832)
Net loss	$(19,193)	$(22,678)

Net loss per common share
Basic	$(0.71)	$(0.95)
Diluted	$(0.71)	$(0.95)

Weighted average number of common shares outstanding
Basic	27,203	23,879
Diluted	27,203	23,879

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended March 31,
	2022	2021
Net loss	$(19,193)	$(22,678)
Other comprehensive loss, net of tax:
Foreign currency translation losses	(14)	(61)
Total other comprehensive loss, net of tax	(14)	(61)
Comprehensive loss	$(19,207)	$(22,739)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2020	22,902	$229	$1,053,507	$(2,666)	$(216)	$(978,635)	$72,219
Exercise of stock options	3	—	$63	—	—	—	$63
Issuance of common stock - ESPP	15	—	215	—	—	—	215
Issuance of common stock - restricted shares	494	5	(5)	—	—	—	—
Stock-based compensation expense	—	—	3,485	—	—	—	3,485
Issuance of stock for 401(k) match	30	—	366	—	—	—	366
Issuance of common stock - equity offering	3,670	37	51,440	—	—	—	51,477
Issuance of common stock - NEPSI acquisition	874	9	12,424	—	—	—	12,433
Repurchase of treasury stock	—	—	—	(927)	—	—	(927)
Cumulative translation adjustment	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	(22,678)	(22,678)
Balance at March 31, 2021	27,988	$280	$1,121,495	$(3,593)	$(277)	$(1,001,313)	$116,592
Issuance of common stock - ESPP	28	—	241	—	—	—	241
Issuance of common stock - Bonus payments	158	2	2,278	—	—	—	2,280
Issuance of common stock - restricted shares	404	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	4,661	—	—	—	4,661
Issuance of stock for 401(k) match	40	—	481	—	—	—	481
Issuance of common stock - Neeltran acquisition	302	3	4,384	—	—	—	4,387
Repurchase of treasury stock	—	—	—	(46)	—	—	(46)
Cumulative translation adjustment	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(19,193)	(19,193)
Balance at March 31, 2022	28,920	$289	$1,133,536	$(3,639)	$(291)	$(1,020,506)	$109,389

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,193)	$(22,678)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,341	5,352
Stock-based compensation expense	4,661	3,485
Provision for excess and obsolete inventory	1,902	1,762
Deferred income taxes	(2,403)	(1,221)
Change in fair value of contingent consideration	(5,850)	3,060
Non-cash interest income	(49)	(94)
Other non-cash items	525	272
Unrealized foreign exchange loss/(gain) on cash and cash equivalents	(186)	363
Changes in operating asset and liability accounts:
Accounts receivable	(3,760)	5,193
Inventory	(3,307)	8,106
Prepaid expenses and other current assets	(420)	823
Accounts payable and accrued expenses	4,695	(5,047)
Deferred revenue	(933)	(8,057)
Net cash used in operating activities	(18,977)	(8,681)

Cash flows from investing activities:
Purchase of property, plant and equipment	(938)	(1,764)
Sale of marketable securities	—	30,152
Cash paid for acquisition, net of cash received	(11,479)	(26,000)
Proceeds from the maturity of marketable securities	5,189	—
Change in other assets	65	81
Net cash provided by (used in) investing activities	(7,163)	2,469

Cash flows from financing activities:
Repurchase of treasury stock	(46)	(927)
Repayment of debt	(53)	—
Proceeds from public equity offering, net	—	51,477
Proceeds from exercise of employee stock options and ESPP	241	278
Net cash provided by financing activities	142	50,828

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(55)	59

Net increase (decrease) in cash, cash equivalents and restricted cash	(26,053)	44,675
Cash, cash equivalents and restricted cash at beginning of year	75,539	30,864
Cash, cash equivalents and restricted cash at end of year	$49,486	$75,539

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$531	$594
Non-cash investing and financing activities
Issuance of common stock in connection with the purchase of Northeast Power Systems, Inc	—	12,433
Issuance of common stock in connection with the purchase of Neeltran, Inc.	4,387	—
Issuance of common stock to settle liabilities	2,761	395

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

Liquidity

The Company has historically experienced recurring operating losses and as of March 31, 2022, the Company had an accumulated deficit of $1,020.5 million. In addition, the Company has historically experienced recurring negative operating cash flows.  At March 31, 2022, the Company had cash and cash equivalents of $40.6 million. Cash used in operations for the year ended  March 31, 2022 was $19.0 million.

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

The COVID-19 pandemic continues to rapidly evolve. The Company is experiencing substantial inflationary pressure in its supply chain, some delays in sourcing materials needed for its products and some production disruption resulting from higher than typical employee absenteeism due to the highly contagious omicron variant, all of which have increased the Company’s cost of revenues and decreased gross margin. The extent to which the outbreak impacts the Company’s business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence.  Changes in macroeconomic conditions arising from the COVID-19 pandemic or for other reasons, such as the ongoing war between Russia and Ukraine, including inflation, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on the Company’s business, financial condition and results of operation.

The Company believes that based on the information presented above and its annual management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the year ended March 31, 2022. The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, and its ability to raise additional capital, if necessary. The impact of the COVID- 19 pandemic and other sources of instability, including the war between Russia and Ukraine, on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

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

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. The Company’s accounts receivable relate principally to a limited number of customers. As of  March 31, 2022, Fuji Bridex PTE Ltd accounted for approximately 31% of the Company's accounts receivable balance, with no other customers accounting for greater than 10% of the balance. As of March 31, 2021, Naval Surface Warfare Center accounted for approximately 28%, and RWE Renewables, LLC accounted for approximately 11% of our accounts receivable balance, with no other customers accounting for greater than 10% of the balance. Changes in the financial condition or operations of the Company’s customers may result in delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such, the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

For the fiscal years ended  March 31, 2022 and 2021, the Company recorded inventory reserves of approximately $1.9 million and $1.8 million, respectively, based on evaluating its ending inventory on hand for excess quantities and obsolescence.

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

There were no indicators requiring impairment testing on the Company's long-lived assets during the fiscal years ended  March 31, 2022 and 2021.

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

The Company performed its annual assessment of goodwill on February 28, 2022 and noted no triggering events from the analysis date to  March 31, 2022 and determined that there was no impairment to goodwill.  Additionally, there was no impairment identified for the fiscal year ended  March 31, 2021 based on the assessment performed in the prior fiscal year.

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

Infrequently, the Company receives requests from customers to hold product being purchased from us for a valid business purpose. The Company recognizes revenues for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has been transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; there are no continuing performance obligation in regards to the purchased product and these products have been segregated from the Company's inventories and cannot be used to fill other orders received. Revenue for the fiscal year ended March 31, 2022 included $1.2 million from such held transactions. There were no such transactions in fiscal 2020.

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

The consideration for its acquisitions may include future payments that are contingent upon the occurrence of a particular event. The Company records a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. Each period the Company revalues the contingent consideration obligations associated with the acquisition to fair value and records changes in the fair value within the operating expenses in its consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed revenue risk premium and volatility, as well as changes in the stock price and assumed probability with respect to the attainment of certain financial and operational metrics, among others. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value of contingent consideration recorded at each reporting period. See Note 3, "Acquisitions," for additional information.

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

Deferred income taxes are recognized for the tax consequences in future fiscal years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a valuation allowance against its U.S. and Romania deferred income tax assets since the Company believes that it is more likely than not that these deferred tax assets are not currently realizable due to uncertainty around profitability in the future.

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

Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the fiscal years ended  March 31, 2022 and 2021, common equivalent shares of 495,402, and 436,139, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. The following table reconciles the numerators and denominators of the EPS calculation for the fiscal years ended  March 31, 2022 and 2021 (in thousands except per share amounts):

	Fiscal year ended March 31,
	2022	2021
Numerator:
Net loss	$(19,193)	$(22,678)
Denominator:
Weighted-average shares of common stock outstanding	28,293	24,991
Weighted-average shares subject to repurchase	(1,090)	(1,112)
Shares used in per-share calculation ― basic	27,203	23,879
Shares used in per-share calculation ― diluted	27,203	23,879
Net loss per share ― basic	$(0.71)	$(0.95)
Net loss per share ― diluted	$(0.71)	$(0.95)

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency, and AMSC China, for which the local currency (Renminbi) is the functional currency. The assets and liabilities of AMSC Austria and AMSC China are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Net foreign currency gains and losses are included in other income (expense), net on the consolidated statements of operations was less than $0.1 million and $0.7 million, for the fiscal years ended  March 31, 2022 and 2021, respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.

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

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to obtain additional contract modifications in the year ending March 31, 2023 and beyond as incremental funding is authorized and appropriated by the government.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss is disclosed unless such an estimate cannot be made. The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 17, “Commitments and Contingencies,” for further information.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, accrued expenses, and derivatives. The carrying amounts of cash and cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued expenses due to their short nature approximate fair value at  March 31, 2022 and 2021. The estimated fair values have been determined through information obtained from market sources and management estimates.  Marketable securities consist of certificates of deposit with maturities of less than 12 months that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value.   Changes in fair value are recorded to other income (expense), net. The fair value for the contingent consideration is estimated using a Monte Carlo simulation and subject to revaluation at each balance sheet date.  The fair value for the warrant arrangements was historically estimated by management based on various assumptions in a lattice model and was subject to revaluation at each balance sheet date.  The Company classifies the estimates used to fair value these instruments as Level 3 inputs. See Note 6, “Fair Value Measurements” for a full discussion on fair value measurements.

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

The Neeltran Acquisition completed by the Company during the fiscal year ended  March 31, 2022, has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of Neeltran Acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. As Neeltran was previously a private company, the adoption of Accounting Standards Codification 842 ("ASC 842") was completed as part of the Neeltran Acquisition. See Note 15 "Leases" for further details. Neeltran had previously adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") as part of prior year audited financial statements.

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

  Inventory includes a $0.6 million adjustment to step up the inventory balance to fair value consistent with the purchase price allocation. The fair value was based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts. The inventory step up adjustment increased cost of revenue by $0.6 million in the twelve month period ended  March 31, 2022 as the inventory was sold. This increase is not reflected in the pro forma condensed combined statements of operations because it does not have a continuing impact beyond the first year.

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

The goodwill represents the value associated with the acquired workforce and expected synergies related to the business combinations of the two companies. Goodwill resulting from the Neeltran Acquisition was assigned to the Company's Grid business segment. Goodwill recognized in the Neeltran Acquisition is not deductible for tax purposes. The Company has finalized its purchase price allocation for the Neeltran Acquisition, and there were no changes to the net assets and goodwill recorded by the Company as of May 6, 2021.

       The results of Neeltran's operations, are included in the Company's consolidated results from the date of the Neeltran Acquisition of May 6, 2021. In the consolidated results for the twelve months ended March 31, 2022 , Neeltran contributed $21.4 million of revenue and  $3.4 million in net loss for the Company.

Acquisition of NEPSI

On October 1, 2020 (the “NEPSI Acquisition Date”), the Company entered into a Stock Purchase Agreement (the “NEPSI Stock Purchase Agreement”) with the selling stockholders named therein. Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding (i) shares of capital stock of Northeast Power Systems, Inc., a New York corporation (“NEPSI”), and (ii) membership interests of Northeast Power Realty, LLC, a New York limited liability company, which holds the real property that serves as NEPSI’s headquarters (the "NEPSI Acquisition"). NEPSI is a U.S.-based global provider of medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems. NEPSI is a wholly-owned subsidiary of the Company and is operated by its Grid business unit. The purchase price was $26.0 million in cash and 873,657 restricted shares of common stock of the Company. As part of the transaction, the selling stockholders may receive up to an additional 1,000,000 shares of common stock of the Company upon the achievement of certain specified revenue objectives during varying periods of up to four years following closing of the NEPSI Acquisition. Prior to the NEPSI Acquisition, the Company had purchased $0.4 million of products from NEPSI in fiscal year 2019 for which NEPSI was paid and had recorded revenue.

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

The fair value of the contingent consideration was determined using a Monte Carlo model and is accounted for as a derivative liability which is revalued at the fair value determined at each subsequent balance sheet date until the contingencies are resolved and the shares to be issued are determined, with the change in fair value recorded in the current period operating loss.  See Note 12, "Contingent Consideration" for further details and a summary of key assumptions used to determine fair value in each period.

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

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the year ended  March 31, 2022 and  2021 is presented as if the NEPSI Acquisition and Neeltran Acquisition had occurred on April 1, 2020.

	Twelve Months Ended March 31,
	2022	2021
Revenues	$111,265	$113,778
Operating loss	(20,475)	(31,115)
Net loss	$(21,218)	$(27,118)

Net loss per common share
Basic	$(0.78)	$(1.10)
Diluted	$(0.78)	$(1.10)
Shares - basic	27,234	24,621
Shares - diluted	27,234	24,621

The pro forma amounts include the historical operating results of the Company, NEPSI and Neeltran with appropriate adjustments that give effect to acquisition related costs, income taxes, intangible amortization resulting from the NEPSI Acquisition and Neeltran Acquisition and certain conforming accounting policies of the Company. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the NEPSI and Neeltran Acquisition and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

4. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. As of March 31, 2022, 76% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. In the fiscal year ended  March 31, 2021, 78% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time.  In the year ended March 31, 2022, the Company recorded $1.1 million in grant revenue, which is included in the Company’s Grid revenue. There was $3.9 million in grant revenue recorded in the year ended March 31, 2021, which is included in the Company's Grid revenue.

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

The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Year Ended March 31, 2022
Product Line:	Grid	Wind
Equipment and systems	$91,704	$6,169
Services and technology development	7,172	3,390
Total	$98,876	$9,559

Region:
Americas	$73,955	$145
Asia Pacific	19,397	9,346
EMEA	5,524	68
Total	$98,876	$9,559

	Year Ended March 31, 2021
Product Line:	Grid	Wind
Equipment and systems	$65,930	$14,362
Services and technology development	4,598	2,235
Total	$70,528	$16,597

Region:
Americas	$54,168	$87
Asia Pacific	11,326	16,207
EMEA	5,034	303
Total	$70,528	$16,597

In the fiscal years ended  March 31, 2022 and 2021, 38% and 41% of the Company’s revenues, respectively, were recognized from sales outside the United States. The Company maintains operations in Austria and the United States and sales and service support centers around the world.

As of  March 31, 2022 and March 31, 2021, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled Accounts Receivable” and “Deferred program costs” (see Note 7, “Accounts Receivable” and Note 8, “Inventory” for a reconciliation to the condensed consolidated balance sheet) and contract liabilities, which are included in the current portion and long term portion of “deferred revenue” in the Company’s condensed consolidated balance sheets, are as follows:

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2021	$5,765	$977	$21,257
Increases for balances acquired	—	634	10,048
Increases for costs incurred to fulfill performance obligations	—	4,814	—
Increase (decrease) due to customer billings	(16,125)	—	68,895
Decrease due to cost recognition on completed performance obligations	—	(5,551)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	16,852	—	(70,141)
Other changes and FX impact	—	(16)	(25)
Ending balance as of March 31, 2022	$6,492	$858	$30,034

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2020	$5,711	$1,631	$26,142
Increases for balances acquired	101	—	2,700
Increases for costs incurred to fulfill performance obligations	—	7,674	—
Increase (decrease) due to customer billings	(8,687)	—	52,988
Decrease due to cost recognition on completed performance obligations	—	(8,346)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	8,640	—	(61,183)
Other changes and FX impact	—	18	610
Ending balance as of March 31, 2021	$5,765	$977	$21,257

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of March 31, 2022, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $78.4 million. There are also approximately $6.6 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve month performance obligations include anticipated shipments to Inox based on the twelve month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve-month rolling forecast. The timing of the performance obligations beyond the twelve-month forecast provided by Inox are not determinable and therefore are not included in the total remaining performance obligations.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the year ended  March 31, 2022 and 2021:

		Year Ended
	Reportable	March 31,
	Segment	2022	2021
EPC Services Company	Grid	<10%	13%
Fuji Bridex Pte Ltd	Grid	14%	<10%

5. Goodwill

The guidance under ASC 805-30 provides for the recognition of goodwill on the acquisition date measured as the excess of the aggregate consideration transferred over the net of the acquisition date amounts of net assets acquired and liabilities assumed. The Company's goodwill balance relates to the Neeltran Acquisition in fiscal 2021, the NEPSI Acquisition in fiscal 2020, and Infinia Technology Corporation in fiscal 2017 and is reported in the Grid business segment.

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

The following table provides a roll forward of the changes in our Grid business segment goodwill balance:

Goodwill
March 31, 2020	$1,719
NEPSI Acquisition	32,915
March 31, 2021	$34,634
Neeltran Acquisition	8,837
March 31, 2022	$43,471

The Company performed its annual assessment of goodwill on February 28, 2022 and noted no triggering events from the analysis date to  March 31, 2022 and determined that there was no impairment to goodwill.  Additionally, no impairment resulted from the assessment performed in the fiscal year ended March 31, 2021.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ended March 31, 2022.

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

Marketable Securities

Marketable securities consist of certificates of deposit with maturities of less than 12 months that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value. The Company had no outstanding marketable securities as of March 31, 2022 and the Company recognized no change in the twelve months ended March 31, 2022. The Company recognized less than $0.1 million in unrealized gains on marketable securities, which is recorded in other income, for the fiscal year ending March 31, 2021.

The Company periodically reviews the realizability of each short and long term marketable security when impairment indicators exist with respect to the security.  If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

Contingent Consideration

Contingent consideration relates to the earnout payment for the NEPSI Acquisition. See Note 3 "Acquisitions" and Note 12, "Contingent Consideration" for further discussion. The Company relied on a Monte Carlo simulation pricing method to determine the fair value of the contingent consideration on the NEPSI Acquisition Date and will continue to revalue the fair value of the contingent consideration at each subsequent balance sheet date until the final settlement date, with the resulting gain or loss recorded in operating expenses.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  March 31, 2022 and 2021 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022:
Assets:
Cash equivalents	$17,641	$17,641	$—	$—
Marketable securities	$—	$—	$—	$—
Derivative liabilities:
Contingent Consideration	$1,200	$—	$—	$1,200

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021:
Assets:
Cash equivalents	$54,104	$54,104	$—	$—
Marketable securities	$5,140	$5,140	$—	$—
Derivative liabilities:
Contingent Consideration	$7,050	$—	$—	$7,050

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Acquisition Contingent Consideration
Balance at April 1, 2020	$-
Issuance of contingent consideration	3,990
Change in fair value	3,060
Balance at March 31, 2021	$7,050
Change in fair value	(5,850)
Balance at March 31, 2022	$1,200

7. Accounts Receivable

Accounts receivable at  March 31, 2022 and  March 31, 2021 consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
Accounts receivable (billed)	$13,788	$7,502
Accounts receivable (unbilled)	6,492	5,765
Accounts receivable	$20,280	$13,267

8. Inventory

Inventory, net of reserves, at  March 31, 2022 and  March 31, 2021 consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
Raw materials	$11,020	$8,255
Work-in-process	10,462	3,297
Finished goods	1,326	777
Deferred program costs	858	977
Inventory	$23,666	$13,306

The Company recorded inventory reserves of $1.9 million and $1.8 million for the fiscal years ended  March 31, 2022 and 2021, respectively.  These write downs were based on evaluating its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  March 31, 2022 and  March 31, 2021 primarily represent costs incurred on programs accounted for upon completion of the project when control has transferred to the customer before revenue and costs will be recognized.

9. Property, Plant and Equipment

The cost and accumulated depreciation of property and equipment at  March 31, 2022 and 2021 are as follows (in thousands):

	March 31, 2022	March 31, 2021
Land	$980	$270
Construction in progress - equipment	573	220
Buildings	5,270	1,630
Equipment and software	43,668	41,652
Finance lease - right of use asset	8	—
Furniture and fixtures	1,379	1,333
Leasehold improvements	6,634	6,308
Property, plant and equipment, gross	58,512	51,413
Less accumulated depreciation	(44,856)	(42,416)
Property, plant and equipment, net	$13,656	$8,997

Depreciation expense was $2.7 million and $3.7 million, for the fiscal years ended  March 31, 2022 and 2021, respectively. The increase in land and buildings relates to the property added as part of the Neeltran Acquisition.

10. Intangible Assets

Intangible assets at  March 31, 2022 and 2021 consisted of the following (in thousands):

	2022			2021
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licenses	$3,610	$(3,610)	$—	$3,610	$(3,610)	$—	7
Backlog	681	(631)	50	600	(475)	125	2
Trade names and trademarks	1,800	-	1,800	600	-	600	Indefinite
Customer relationships	9,600	(2,723)	6,877	6,100	(739)	5,361	7
Core technology and know-how	5,970	(3,386)	2,584	5,970	(2,903)	3,067	5-10
Intangible assets	$21,661	$(10,350)	$11,311	$16,880	$(7,727)	$9,153

The Company recorded intangible amortization expense of $2.5 million and $1.2 million, for the fiscal years ended March 31, 2022, and 2021, respectively. Additionally, in the fiscal year ended  March 31, 2022, the Company recorded $0.2 and $0.5 million related to intangible amortization related to backlog that is reported in cost of revenues for the fiscal years ended March 31, 2022, and 2021, respectively.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Fiscal years ending March 31,	Total
2023	$2,803
2024	2,152
2025	1,648
2026	1,221
2027	1,085
Thereafter	602
Total	$9,511

The Company's intangible assets relate entirely to the Grid business segment operations in the United States.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  March 31, 2022 and  March 31, 2021 consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
Accounts payable	$13,192	$5,353
Accrued inventories in-transit	2,212	1,460
Accrued other miscellaneous expenses	3,602	2,369
Advanced deposits	3,021	1,035
Accrued compensation	4,642	7,018
Income taxes payable	405	522
Accrued product warranty	2,066	2,053
Total	$29,140	$19,810

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Fiscal Years Ended March 31,
	2022	2021
Balance at beginning of period	$2,053	$2,015
Acquired Warranty Obligation	248	147
Change in accruals for warranties during the period	618	643
Settlements during the period	(853)	(752)
Balance at end of period	$2,066	$2,053

12. Contingent Consideration

Contingent Consideration

The Company evaluated the NEPSI Acquisition earnout payment set forth in the Stock Purchase Agreement (see Note 3, "Acquisitions" for further details), which may require settlement in the Company's common stock, and determined the contingent consideration qualified for liability classification and derivative treatment under ASC 815, Derivatives and Hedging. As a result, for each period, the fair value of the contingent consideration will be remeasured and the resulting gain or loss will be recognized in operating expenses until the share amount is fixed.

The following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the NEPSI Acquisition:

Fiscal Year 2021	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Revenue risk premium	6.50%	6.60%	6.60%	6.60%
Revenue volatility	33%	33%	30%	30%
Stock Price	$7.61	$10.88	$14.58	$17.39
Payment delay (days)	80	80	80	80
Fair value (millions)	$1.2	$2.6	$4.7	$7.2

Fiscal Year 2020	March 31, 2021	December 31, 2020	October 1, 2020
Revenue risk premium	6.70%	6.90%	7.10%
Revenue volatility	30%	30%	30%
Stock Price	$18.96	$23.42	$14.23
Payment delay (days)	80	80	-
Fair value (millions)	$7.1	$6.7	$4.0

The Company recorded a net gain of $5.9 million from the decrease in the fair value of the contingent consideration in the twelve months ended March 31, 2022. The change in the fair value of the Company's contingent consideration for the earnout payment on the NEPSI Acquisition resulted in a loss of $3.1 million in the year ended March 31, 2021.

13. Income Taxes

(Loss) income before income taxes for the fiscal years ended March 31, 2022, and 2021 are provided in the table as follows (in thousands):

	Fiscal years ended March 31,
	2022	2021
Income/(Loss) before income tax expense:
U.S.	$(21,639)	$(26,721)
Foreign	597	3,211
Total	$(21,042)	$(23,510)

The components of income tax expense (benefit) attributable to continuing operations consist of the following (in thousands):

	Fiscal years ended March 31,
	2022	2021
Current
Federal	$252	$191
Foreign	302	198
Total current	554	389

Deferred
Federal	(2,270)	(1,602)
Foreign	(133)	381
Total deferred	(2,403)	(1,221)

Income tax benefit	$(1,849)	$(832)

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	Fiscal years ended March 31,
	2022	2021
Statutory federal income tax rate	(21)%	(21)%
State income taxes, net of federal benefit	4	—
Foreign income tax rate differential	1	(20)
True-up of NOLs	81	36
GILTI	0	3
Other	(8)	(1)
Valuation allowance	(66)	(1)
Effective income tax rate	(9)%	(4)%

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2022	March 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$171,274	$184,455
Research and development and other tax credit carryforwards	13,464	13,280
Accruals and reserves	5,366	5,416
Fixed assets and intangible assets	565	1,414
Other	1,432	1,149
Gross deferred tax assets	192,101	205,714
Valuation allowance	(186,618)	(200,081)
Total deferred tax assets	5,483	5,633

Deferred tax liabilities:
Intercompany Debt	—	(4,205)
Amortization	(2,721)	—
Other	(1,835)	(479)
Total deferred tax liabilities	(4,556)	(4,684)
Net deferred tax assets	$927	$949

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

The Company has provided a full valuation allowance against its net deferred income tax assets in the U.S. and Romania since it is more likely than not that its deferred tax assets will not be realizable. After consideration of all the available evidence, both positive and negative, the Company has determined that a $186.6 million valuation allowance at  March 31, 2022 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized which is a $13.5 million decrease from the $200.1 valuation allowance as of March 31, 2021.

At March 31, 2022, the Company had aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $755.5 million and $201.3 million, respectively, which expire in the years ending March 31, 2023 through 2040. For U.S. federal tax purpose, approximately $86.7 million of federal net operating losses have an indefinite carryforward period. Included in the U.S. net operating loss are $3.7 million of acquired losses from Power Quality Systems, Inc. and $0.3 million of acquired losses from Infinia Technology Corporation. Research and development and other tax credit carryforwards amounting to approximately $10.9 million and $3.2 million are available to offset federal and state income taxes, respectively, and will expire in the years ending through 2040.

During the year ended March 31, 2022, AMSC China was dissolved, so all deferred tax assets for AMSC China have been written off as of   March 31, 2022. The Company had established a full valuation allowance against its deferred tax assets in China as the future tax benefit was not expected to reverse in the foreseeable future.

As of January 1, 2022, AMSC Romania was reclassified as a micro enterprise and will be treated as a micro enterprise tax system. At March 31, 2022, AMSC Romania has aggregate net operating loss carryforwards of approximately $ 0.9 million, which can be carried forward for seven years and begin to expire at March 31, 2028.

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

The total amount of undistributed foreign earnings available to be repatriated at  March 31, 2022 was $2.7 million resulting in the recording of a $0.3 million deferred tax liability for foreign withholding taxes.

The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of the tax greater than the book basis in its Romanian subsidiary as the future tax benefit is not expected to reverse in the foreseeable future.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions at March 31, 2022.  The Company did not have any gross unrecognized tax benefits at  March 31, 2022 or 2021.

There were no reversals of uncertain tax positions in the fiscal years ended  March 31, 2022 and 2021.

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Any unrecognized tax benefits, if recognized, would favorably affect its effective tax rate in any future period. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next twelve months.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S. and Austria. All U.S. income tax filings for fiscal years ended March 31, 1996 through 2022 remain open and subject to examination.

All fiscal years from the fiscal year ended March 31, 2020 through 2022 remain open and subject to examination in Austria. Tax filings in Romania for the fiscal years ended March 31, 2017 through 2022 remain open and subject to examination.

14. Debt

As part of the Neeltran Acquisition, the Company identified four equipment financing agreements that Neeltran had entered into prior to the acquisition on  May 6, 2021. The Company determined to account for these agreements as a debt transaction and recorded current and long-term debt liabilities of $0.1 million each during the twelve months ended March 31, 2022.

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

Finance Leases

As part of the adoption of ASC 842 at Neeltran, the Company identified one lease contract that is classified as a financing lease. In  February 2020, Neeltran entered into a contract to lease a copy machine for an initial term of 39 months, or through  May 2023. The Company concluded that the lease should be classified and accounted for as a finance lease as the total value of the lease payments are greater than fair value of the asset. Accordingly, on  May 6, 2021, the Company recognized a finance lease right-of-use asset and a finance lease liability of $13.2 thousand on the Neeltran opening balance sheet. As of  March 31, 2022, the right-of-use asset related to the finance lease was $7.6 thousand, net of accumulated amortization of $5.6 thousand, and is included in the property and equipment, net on the Company's consolidated balance sheet.

Finance lease right-of-use assets and lease liabilities are recognized similar to an operating lease, at the lease commencement date or the date the lessor makes the leased asset available for use. Finance lease right-of-use assets are generally amortized on a straight-line basis over the lease term, and the carrying amount of the finance lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable, and (2) reduced to reflect lease payments made during the period. Amortization expense for finance lease right-of-use assets and interest accretion on finance lease liabilities are recorded to depreciation expense and interest expense, respectively in the Company's consolidated statement of operations.

Supplemental balance sheet information related to leases at  March 31, 2022 and 2021 are as follows:

	March 31, 2022	March 31, 2021
Operating Leases:
Right-of-use assets - Financing	8	-
Right-of-use assets - Operating	3,502	3,747
Total right-of-use assets	$3,510	$3,747

Lease liabilities - ST Financing	7	-
Lease liabilities - ST Operating	740	612
Lease liabilities - LT Financing	1	-
Lease liabilities - LT Operating	2,900	3,246
Total operating lease liabilities	$3,648	$3,858

Weighted-average remaining lease term	4.93	5.82
Weighted-average discount rate	6.36%	6.72%

The costs related to the Company's finance lease are not material. The costs related to the Company's operating leases for the fiscal years ended  March 31, 2022 and 2021 are as follows (in thousands):

	Year ended	Year ended
	March 31, 2022	March 31, 2021
Operating Lease:
Operating lease costs - fixed	$944	$830
Operating lease costs - variable	134	118
Short-term lease costs	258	1,083
Total lease costs	$1,336	$2,031

The Company’s estimated minimum future lease obligations under the Company's leases are as follows:

Operating Leases
Year ended March 31,
2023	$934
2024	892
2025	766
2026	720
2027	579
Thereafter	357
Total minimum lease payments	4,248
Less: interest	(608)
Present value of lease liabilities	$3,640

16. Stockholders’ Equity

Stock-Based Compensation Plans

As of March 31, 2022, the Company had two active stock plans: the 2007 Stock Incentive Plan, as amended (the “2007 Plan”) and the Amended and Restated 2007 Director Stock Plan (the “2007 Director Plan”).  On August 1, 2019, the Company’s stockholders approved amendments to the 2007 Plan and the 2007 Director Plan. The amendment to the 2007 Plan increased the total number of shares of common stock authorized for issuance under the 2007 Plan from 3,400,000 shares to 4,600,000 shares. The amendment to the 2007 Director Plan increased the total number of shares of common stock authorized for issuance under the 2007 Director Plan from 230,000 shares to 280,000 shares.

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

The 2007 Director Plan provides for the grant of nonstatutory stock options and stock awards to members of the Board of Directors who are not also employees of the Company ("outside directors"). Under the terms of the 2007 Director Plan, each outside director is granted an option to purchase shares of common stock with an aggregate grant date value equal to $40,000 upon his or her initial election to the Board with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. These options vest in equal annual installments over a two-year period. In addition, each outside director is granted an award of shares of common stock on the third business day following the last day of each fiscal year with an aggregate value equal to $50,000 using the closing price of the Company's common stock two business days following the last day of each fiscal year, subject to proration for any partial fiscal year of service.

As of March 31, 2022, the 2007 Plan had 268,523 shares available for future issuance and the 2007 Director Plan had 72,841 shares available for future issuance.

Stock-Based Compensation

The components of stock-based compensation for the years ended  March 31, 2022 and 2021 were as follows (in thousands):

	Fiscal years ended March 31,
	2022	2021
Stock options	$3	$19
Restricted stock and stock awards	4,615	3,428
Employee stock purchase plan	43	38
Total stock-based compensation expense	$4,661	$3,485

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was less than $0.1 million for the fiscal year ended March 31, 2022. The total unrecognized compensation cost for unvested outstanding restricted stock was $5.7 million for the fiscal year ended March 31, 2022. This expense will be recognized over a weighted-average expense period of approximately 1.5 years.

The following table summarizes stock-based compensation expense by financial statement line item for the fiscal years ended  March 31, 2022 and 2021 (in thousands):

	Fiscal years ended March 31,
	2022	2021
Cost of revenues	$209	$40
Research and development	820	642
Selling, general and administrative	3,632	2,803
Total	$4,661	$3,485

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

	Options / Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at March 31, 2021	127,165	$44.37
Granted	—	—
Exercised	—	—
Canceled/forfeited	(28,880)	99.33
Outstanding at March 31, 2022	98,285	$28.23	1.5	$8
Exercisable at March 31, 2022	98,285	$28.23	1.5	$8
Fully vested and expected to vest at March 31, 2022	98,285	$28.23	1.5	$8

The Company did not grant any options to purchase shares of common stock during the years ended March 31, 2022 and March 31, 2021, respectively.

The following table summarizes the restricted stock activity for the year ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Aggregate Value (thousands)
Outstanding at March 31, 2021	1,047,914	$7.17
Granted	569,348	14.47
Vested	(498,396)	10.25
Forfeited	(7,200)	11.50
Outstanding at March 31, 2022	1,111,666	$9.65	$8,460

The total fair value of restricted stock that was granted during the fiscal years ended  March 31, 2022 and 2021 was $8.2 million and $5.1 million, respectively. The total fair value of restricted stock that vested during the fiscal years ended  March 31, 2022 and 2021 was $7.6 million and $4.3 million, respectively.

There were 76,500 performance-based restricted shares awarded during the fiscal year ended  March 31, 2022 for which the performance conditions are deemed probable to be met and the expense is being recorded over the expected vesting period.  There were 255,000 performance-based restricted shares awarded during the fiscal year ended  March 31, 2021 for which the performance conditions are deemed probable to be met and the expense is being recorded over the expected vesting period.

The remaining shares awarded vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

Employee Stock Purchase Plan

The Company maintains the 2000 Employee Stock Purchase Plan, as amended (the "ESPP") which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. As of March 31, 2022, the ESPP had 159,822 shares available for future issuance. The Company recognized less than $0.1 million of compensation expense for both the fiscal years ended  March 31, 2022 and 2021, related to the ESPP.

17. Commitments and Contingencies

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

Lease Commitments

During the year ended  March 31, 2022 and 2021 all leases were recorded in selling, general and administrative expense.  See Note 15, "Leases" for further details.

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

As of March 31, 2022, the Company had $6.1 million of restricted cash included in long-term assets and $2.8 million of restricted cash in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts or collateral deposits including the irrevocable letter of credit in the amount of $5.0 million to secure certain of the Company’s obligations under the Subcontract Agreement with Commonwealth Edison Company. These deposits are held in interest bearing accounts.

18. Employee Benefit Plans

The Company has implemented a defined contribution plan (the “Plan”) under Section 401(k) of the IRC. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 50% of the first 6% of eligible contributions. The Company recorded expense of $0.5 million for the fiscal year ended March 31, 2022, and $0.4 million for the fiscal year ended March 31, 2021, and recorded corresponding charges to additional paid-in capital related to this program.

19. Business Segments

The Company reports its financial results in two reportable business segments: Grid and Wind.  In accordance with ASC 280, Segment Reporting, we aggregate three operating segments into one reporting segment for financial reporting purposes due to their similar operating and financial characteristics.  Our operating segments reflect the way in which internally-reported financial information is used to make decisions and allocate resources.

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

The operating results for the two business segments are as follows (in thousands):

	Fiscal Years Ended March 31,
	2022	2021
Revenues:
Grid	$98,876	$70,528
Wind	9,559	16,597
Total	$108,435	$87,125

	Fiscal Years Ended March 31,
	2022	2021
Operating income (loss):
Grid	$(20,725)	$(13,318)
Wind	(1,554)	(3,302)
Unallocated corporate expenses	1,190	(6,545)
Total	$(21,089)	$(23,165)

Total assets for the two business segments as of  March 31, 2022 and  March 31, 2021 are as follows (in thousands):

	March 31, 2022	March 31, 2021
Grid	$114,053	$81,253
Wind	9,866	6,098
Corporate assets	49,968	81,515
Total	$173,887	$168,866

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

Unallocated corporate expenses primarily consist of a gain on contingent consideration of $5.9 million offset by stock-based compensation expense of $4.7 million, in the fiscal year ended  March 31, 2022. Unallocated corporate expenses primarily consist of loss on contingent consideration of $3.0 million and stock-based compensation of $3.5 million in the year ended March 31, 2021.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2022	2021
North America	$13,446	$8,777
Europe	166	174
Asia Pacific	44	46
Total	$13,656	$8,997

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 provide for simplified accounting to several income tax situations and removal of certain accounting exceptions. As of April 1, 2021, the Company has adopted ASU 2019-12 and noted no material impact on our consolidated financial statements.

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

In  November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 will improve financial reporting by requiring disclosures that increase the transparency of transactions with government accounted for by applying a grant or contribution accounting model by analogy. Following the release of ASU 2021-10 in  November 2021, the new effective date will be annual reporting periods beginning after  December 15, 2021.  The Company does not expect the impact of the adoption of ASU 2021-10 to be material to its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013 Edition). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2022. Our evaluation excluded Neeltran, Inc. and Neeltran International, Inc., which were acquired on May 6, 2021 (the "Neeltran Acquisition"). Our Consolidated Statement of Operations for the year ended March 31, 2022 included revenue of approximately $21.4 million and our Consolidated Balance Sheet as of March 31, 2022 included total assets of approximately $32.3 million attributable to the Neeltran Acquisition.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting because we do not qualify as an accelerated or a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, we completed the process of incorporating the internal controls of Northeast Power Systems, Inc., a New York corporation ("NEPSI"), and Northeast Power Realty, LLC (together with NEPSI, the "NEPSI Acquisition") into our internal control over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the NEPSI Acquisition. Except for the foregoing, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders to be held in 2022 (the “2022 Proxy Statement”) in the sections “Corporate Governance — Members of the Board,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance —Board Committees” and “Corporate Governance — Board Committees — Audit Committee,” “Corporate Governance — Director Nomination Process”, “Corporate Governance — Board Determination of Independence”, which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The sections of the 2022 Proxy Statement titled “Information About Executive and Director Compensation,” “Information About Executive and Director Compensation — Compensation Committee Interlocks and Insider Participation” and “Information About Executive and Director Compensation — Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2022 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2022 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance — Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is RSM US LLP, Boston, MA, Auditor ID: 49.

The section of the 2022 Proxy Statement titled “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 2)” is incorporated herein by reference.

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

Item 16.        FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form		File No.		Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	S-3		333-191153		3.1	9/13/2013
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 24, 2015.	8-K		000-19672		3.1	3/24/2015
3.3	Amended and Restated By-Laws of the Registrant.	8-K		333-191153		3.1	2/1/2021
4.1	Form of Indenture	S-3		333-253611		4.1	2/26/2021
4.2	Description of Capital Stock	10-K		000-19672		4.3	6/5/2019
10.1+	2007 Stock Incentive Plan, as amended.	8-K		000-19672		10.1	8/6/2019
10.2+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K		000-19672		10.2	8/7/2007
10.3+	Form of Non-statutory Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K		000-19672		10.3	8/7/2007
10.4+	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Incentive Plan, as amended.	8-K		000-19672		10.4	8/7/2007
10.5+	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Incentive Plan, as amended.	8-K		000-19672		10.5	8/7/2007
10.6+	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended.	8-K		000-19672		10.1	5/20/2008
10.7+	Form of Option Surrender Agreement under 2007 Stock Incentive Plan, as amended.	10-Q		000-19672		10.4	11/6/2018
10.8+	Form of Performance-Based Restricted Stock Agreement for Executive Officers under 2007 Stock Incentive Plan, as amended.	10-Q		000-19672		10.1	2/5/2020
10.9+	Form of Time-Based Restricted Stock Agreement for Executive Officers under 2007 Stock Incentive Plan, as amended.	10-Q		000-19672		10.2	2/5/2020
10.10+	Amended and Restated 2007 Director Stock Plan.	10-K		000-19672		10.10	6/2/2021
10.11+	Form of Non-statutory Stock Option Agreement Under Amended and Restated 2007 Director Stock Plan.		8-K		000-19672	10.7	8/7/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.12+	Form of Employee Nondisclosure and Developments Agreement.	10-K/A	333-43647	10.11	6/7/2018
10.13+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/2011
10.14+	Executive Severance Agreement, dated as of January 13, 2012, between the Registrant and John W. Kosiba.	8-K	000-19672	10.1	4/4/2017
10.15+	First Amendment to Executive Severance Agreement, effective as of July 31, 2017, between the Registrant and John W. Kosiba.	10-Q	000-19672	10.1	11/7/2017
10.16+	Fiscal 2020 Executive Incentive Plan.	8-K	000-19672	10.1	5/27/2020
10.17+	Fiscal 2021 Executive Incentive Plan.	8-K	000-19672	10.1	5/25/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.18†	Supply Contract, dated December 16, 2015, by and between the Registrant and Inox Wind Limited.	10-Q	000-19672	10.1	2/9/2016
10.19†	Amendment No. 1 to Supply Contract, entered into as of March 14, 2018 and effective as of November 8, 2017, by and between the Registrant and Inox Wind Limited.	10-K	000-19672	10.29	6/6/2018
10.20†	Amendment No. 2 to Supply Contract, entered into on May 21, 2018, by and between the Registrant and Inox Wind Limited.	10-K	000-19672	10.30	6/6/2018
10.21^	Amendment No. 3 to Supply Contract, entered into on May 11, 2021, by and between the Registrant and Inox Wind Limited.	10-K	000-19672	10.21	6/2/2021
10.22†	Technology License Agreement, dated December 16, 2015, by and among AMSC Austria GMBH, the Registrant and Inox Wind Limited.	10-Q	000-19672	10.2	2/9/2016

10.30	Subcontract Agreement, dated October 31, 2018, by and between the Registrant and Commonwealth Edison Company.	10-Q	000-19672	10.1	2/5/2019
10.31	Amendment to Subcontract Agreement, effective February 6, 2020, by and between the Registrant and Commonwealth Edison Company.	10-K	000-19672	10.30	6/2/2020
10.32	Stock Purchase Agreement, dated October 1, 2020, by and among the Registrant, Frank J. Steciuk, Paul B. Steciuk and Peter A. Steciuk.	8-K	000-19672	10.1	10/5/2020
10.33	Stock Purchase Agreement, dated May 6, 2021, by and among the Registrant, Antonio Capanna, Jr., The Antonio Capanna 2010 Spousal Lifetime Access Trust Dated December 28, 2010 and the Other Seller Parties.	8-K	000-19672	10.1	5/10/2021
10.34	Purchase and Sale Agreement, dated May 6, 2021, by and among AMSC Husky LLC, 71 Pickett District Road, LLC, Antonio Campanna, Sr. and Filomena Capanna.	8-K	000-19672	10.2	5/10/2021
21.1	Subsidiaries.					*
23.1	Consent of RSM US LLP					*
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
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

**
101.INS	Inline XBRL Instance Document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the Commission.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

^	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

BY:	/S/ Daniel P. McGahn
Daniel P. McGahn Chairman of the Board, President, and Chief Executive Officer

Date: June 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Daniel P. McGahn	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)	June 1, 2022
Daniel P. McGahn

/S/ John W. Kosiba, Jr.	Senior Vice President, Chief Financial Officer and Treasurer	June 1, 2022
John W. Kosiba, Jr.	(Principal Financial and Accounting Officer)

/S/ Arthur H. House	Lead Independent Director of the Board	June 1, 2022
Arthur H. House

/S/ Vikram S. Budhraja	Director	June 1, 2022
Vikram S. Budhraja

/S/ Barbara g. Littlefield	Director	June 1, 2022
Barbara G. Littlefield

/S/ David R. Oliver, Jr.	Director	June 1, 2022
David R. Oliver, Jr.