Form 10-Q
period 2022-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2022-08-03
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	28,566,168
Class	Outstanding as of July 29, 2022

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$33,355	$40,584
Accounts receivable, net	21,731	20,280
Inventory, net	32,924	23,666
Prepaid expenses and other current assets	6,433	7,052
Restricted cash	3,767	2,754
Total current assets	98,210	94,336

Property, plant and equipment, net	13,397	13,656
Intangibles, net	10,599	11,311
Right-of-use assets	3,484	3,502
Goodwill	43,471	43,471
Restricted cash	5,968	6,148
Deferred tax assets	1,091	1,224
Other assets	288	239
Total assets	$176,508	$173,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$35,404	$29,140
Lease liability, current portion	821	740
Debt, current portion	72	72
Contingent consideration	1,370	1,200
Deferred revenue, current portion	27,044	22,812
Total current liabilities	64,711	53,964

Deferred revenue, long-term portion	6,711	7,222
Lease liability, long-term portion	2,783	2,900
Deferred tax liabilities	297	297
Debt, long-term portion	71	90
Other liabilities	22	25
Total liabilities	74,595	64,498

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock	289	289
Additional paid-in capital	1,134,707	1,133,536
Treasury stock	(3,639)	(3,639)
Accumulated other comprehensive loss	(228)	(291)
Accumulated deficit	(1,029,216)	(1,020,506)
Total stockholders' equity	101,913	109,389
Total liabilities and stockholders' equity	$176,508	$173,887

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2022	2021
Revenues	$22,679	$25,420

Cost of revenues	20,458	22,051

Gross margin	2,221	3,369

Operating expenses:
Research and development	2,678	3,041
Selling, general and administrative	7,562	7,142
Amortization of acquisition-related intangibles	680	585
Change in fair value of contingent consideration	170	100
Total operating expenses	11,090	10,868

Operating loss	(8,869)	(7,499)

Interest income, net	24	32
Other income (expense), net	167	(64)
Loss before income tax expense (benefit)	(8,678)	(7,531)

Income tax expense (benefit)	32	(2,128)

Net loss	$(8,710)	$(5,403)

Net loss per common share
Basic	$(0.32)	$(0.20)
Diluted	$(0.32)	$(0.20)

Weighted average number of common shares outstanding
Basic	27,560	26,826
Diluted	27,560	26,826

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	June 30,
	2022	2021
Net loss	$(8,710)	$(5,403)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	63	(63)
Total other comprehensive (loss) gain, net of tax	63	(63)
Comprehensive loss	$(8,647)	$(5,466)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED June 30, 2022 AND 2021

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2022	28,920	$289	$1,133,536	$(3,639)	$(291)	$(1,020,506)	$109,389
Issuance of common stock - restricted shares, net of forfeited shares	(9)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,033	—	—	—	1,033
Issuance of stock for 401(k) match	28	—	138	—	—	—	138
Cumulative translation adjustment	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	(8,710)	(8,710)
Balance at June 30, 2022	28,939	$289	$1,134,707	$(3,639)	$(228)	$(1,029,216)	$101,913

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2021	27,988	$280	$1,121,495	$(3,593)	$(277)	$(1,001,313)	$116,592
Issuance of common stock - bonus payout	111	1	1,681	—	—	—	1,682
Issuance of common stock - restricted shares	318	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	1,292	—	—	—	1,292
Issuance of stock for 401(k) match	7	—	112	—	—	—	112
Neeltran acquisition	302	3	4,384	—	—	—	4,387
Repurchase of treasury stock	—	—	—	(46)	—	—	(46)
Cumulative translation adjustment	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	(5,403)	(5,403)
Balance at June 30, 2021	28,726	$287	$1,128,961	$(3,639)	$(340)	$(1,006,716)	$118,553

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:

Net loss	$(8,710)	$(5,403)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,401	1,268
Stock-based compensation expense	1,033	1,292
Provision for excess and obsolete inventory	346	624
Deferred income taxes	61	(2,207)
Change in fair value of contingent consideration	170	100
Non-cash interest income	-	(24)
Other non-cash items	(127)	124
Unrealized foreign exchange loss on cash and cash equivalents	-	3
Changes in operating asset and liability accounts:
Accounts receivable	(1,426)	(7,388)
Inventory	(9,633)	(465)
Prepaid expenses and other assets	580	463
Accounts payable and accrued expenses	6,343	8,563
Deferred revenue	4,099	(2,779)
Net cash used in operating activities	(5,863)	(5,829)

Cash flows from investing activities:
Purchase of property, plant and equipment	(441)	(224)
Cash paid for acquisition, net of cash acquired	-	(11,479)
Change in other assets	(55)	(5)
Net cash used in investing activities	(496)	(11,708)

Cash flows from financing activities:
Repurchase of treasury stock	-	(46)
Repayment of debt	(20)	0
Net cash used in financing activities	(20)	(46)

Effect of exchange rate changes on cash	(17)	(5)

Net decrease in cash, cash equivalents and restricted cash	(6,396)	(17,588)
Cash, cash equivalents and restricted cash at beginning of period	49,486	75,539
Cash, cash equivalents and restricted cash at end of period	$43,090	$57,951

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$49	$149
Non-cash investing and financing activities
Issuance of common stock in connection with the purchase of Neeltran, Inc.	$—	$4,387
Issuance of common stock to settle liabilities	138	1,793

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended  June 30, 2022 and 2021 and the financial position at  June 30, 2022; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended  March 31, 2022, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended  March 31, 2022 filed with the SEC on June 1, 2022.

Liquidity

The Company has historically experienced recurring operating losses and as of June 30, 2022, the Company had an accumulated deficit of $1,029 million. In addition, the Company has historically experienced recurring negative operating cash flows.  At June 30, 2022, the Company had cash and cash equivalents of $33.4 million. Cash used in operations for the three months ended  June 30, 2022 was $5.9 million.

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

In March 2020, the World Health Organization declared the disease caused by the novel coronavirus (“COVID-19“) to be a pandemic. COVID-19 has spread throughout the globe, including in the Commonwealth of Massachusetts where the Company’s headquarters are located, and in other areas where the Company has business operations. In response to the pandemic, the Company has followed the guidelines of the U.S. Centers for Disease Control and Prevention (“CDC”) and applicable state government authorities to protect the health and safety of the Company’s employees, families, suppliers, customers and communities. While these existing measures and, COVID-19 generally, have not materially disrupted the Company’s business to date, any future actions necessitated by the COVID-19 pandemic may result in disruption to the Company’s business.

The COVID-19 pandemic continues to rapidly evolve. The Company is experiencing substantial inflationary pressure in its supply chain, some delays in sourcing materials needed for its products and some production disruption resulting from higher than typical employee absenteeism, all of which have increased the Company’s cost of revenues and decreased gross margin. The extent to which the pandemic impacts the Company’s business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence.  Changes in macroeconomic conditions arising from the COVID-19 pandemic or for other reasons, such as the ongoing war between Russia and Ukraine, including inflation, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on the Company’s business, financial condition and results of operation.

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the three months ended June 30, 2022. The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, and its ability to raise additional capital, if necessary. The impact of the COVID-19 pandemic and other sources of instability, including the war between Russia and Ukraine, on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Acquisitions

2021 Acquisition of Neeltran

On May 6, 2021, the Company entered into a Purchase and Sale Agreement (the "Real Property Purchase Agreement") and a Stock Purchase Agreement (the "Neeltran Stock Purchase Agreement") with the selling equity holders named therein. Also on May 6, 2021, pursuant to the terms of the Real Property Purchase Agreement, the Company's wholly-owned Connecticut limited liability company, AMSC Husky LLC ("AMSC Husky"), purchased the real property that serves as Neeltran's headquarters for $4.3 million, of which (a) $2.4 million was paid in immediately available funds by AMSC Husky to the owners of such real property, and (b) $1.9 million was paid directly to TD Bank as full payment for the outstanding indebtedness secured by the mortgage on such real property.

Pursuant to the terms of the Neeltran Stock Purchase Agreement, the Company purchased all of the issued and outstanding shares of capital stock of Neeltran, Inc., a Connecticut corporation ("Neeltran") and Neeltran International, Inc., a Connecticut corporation ("International") for $1.0 million in cash and 301,556 shares of the Company's common stock, $.01 par value per share ("AMSC Shares"), that were paid and issued, respectively, to the Neeltran selling stockholders. The Company also paid $1.1 million to International selling stockholders to pay off previous loans made by them to Neeltran.

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

The Neeltran Acquisition completed by the Company during the fiscal year ended March 31, 2022 has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of Neeltran Acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. As Neeltran was previously a private company, the adoption of Accounting Standards Codification 842 ("ASC 842") was completed as part of the Neeltran Acquisition. See Note 15, "Leases" for further details. Neeltran had previously adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") as part of prior year audited financial statements.

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

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the three months ended June 30, 2022 and  2021 is presented as if the Neeltran Acquisition had occurred on April 1, 2021.

	Three Months Ended June 30,
	2022	2021
Revenues	$ 22,679	$ 28,250
Operating loss	(8,883)	(7,384)
Net loss	$ (8,724)	$ (7,693)

Net loss per common share
Basic	$ (0.32)	$ (0.29)
Diluted	$ (0.32)	$ (0.29)
Shares - basic	27,560	26,948
Shares - diluted	27,560	26,948

The pro forma amounts include the historical operating results of the Company, and Neeltran, with appropriate adjustments that give effect to acquisition related costs, income taxes, intangible amortization resulting from the Neeltran Acquisition and certain conforming accounting policies of the Company. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Neeltran Acquisition and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

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

The NEPSI Acquisition completed by the Company during the fiscal year ended March 31, 2021 has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of NEPSI Acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill.  As NEPSI was previously a private company, the adoption of ASC 606 was completed as part of the NEPSI Acquisition.  See Note 3, "Revenue Recognition" for further details.  There were no leases acquired and the NEPSI Acquisition had no impact to the Company's reporting under ASC 842.

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

3. Revenue Recognition

The Company’s revenues in its Grid business segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind business segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. In the three months ended June 30, 2022 and 2021, 70% and 78% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time.  The Company recorded no grant revenue in the three months ended June 30, 2022 and $0.5 million in grant revenue in the three months ended June 30, 2021.

In the Company's service and technology development product line, there are several different types of transactions and each begins with a contract with a customer that summarizes each product sold to a customer, which typically represent distinct performance obligations. The technology development transactions are primarily for activities that have no alternative use and for which a profit can be expected throughout the life of the contract. In these cases, the revenue is recognized over time, but in the instances where a reasonable profit margin cannot be assured throughout the entire contract, the revenue is recognized at a point in time. Each contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost-plus expected margin approach. The ongoing service transactions are for service contracts that provide benefit to the customer simultaneously as the Company performs its obligations, and therefore this revenue is recognized ratably over time throughout the effective period of these contracts. The transaction prices on these contracts are allocated based on an adjusted market approach which is reassessed annually for reasonableness. The field service transactions include contracts for delivery of goods and completion of services made at the customer's requests, which are not deemed satisfied until the work has been completed and/or the requested goods have been delivered, so all of this revenue is recognized at the point in time when the control changes, and at allocated prices based on the adjusted market approach driven by standard price lists. The royalty transactions are related to certain contract terms on transactions in the Company's equipment and systems product line based on activity as specified in the contracts. The transaction prices of these agreements are calculated based on an adjusted market approach as specified in the contract. The Company reports royalty revenue for usage-based royalties when the sales have occurred. In circumstances when collectability is not assured and a contract does not exist under ASC 606, revenue is deferred until a non-refundable payment has been received for substantially all the amount that is due and there are no further remaining performance obligations.

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

The following tables disaggregate the Company’s revenue by product line and by shipment destination (in thousands):

	Three Months Ended June 30, 2022
Product Line:	Grid	Wind
Equipment and systems	$18,077	$1,973
Services and technology development	1,753	877
Total	$19,829	$2,850

Region:
Americas	$16,902	—
Asia Pacific	2,677	2,850
EMEA	250	—
Total	$19,829	$2,850

	Three Months Ended June 30, 2021
Product Line:	Grid	Wind
Equipment and systems	$21,159	$1,033
Services and technology development	2,342	886
Total	$23,501	$1,919

Region:
Americas	$22,645	$19
Asia Pacific	598	1,870
EMEA	258	30
Total	$23,501	$1,919

As of June 30, 2022, and 2021, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 8, “Accounts Receivable” and Note 9, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and "Contract liabilities", which are included in the current portion and long-term portion of "Deferred revenue" in the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2022	$6,492	$858	$30,034
Increases for costs incurred to fulfill performance obligations	—	406
Increase (decrease) due to customer billings	(4,710)		17,852
Decrease due to cost recognition on completed performance obligations	—	(365)
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	2,128		(13,737)
Other changes and FX impact	—	(25)	(394)
Ending balance as of June 30, 2022	$3,910	$874	$33,755

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2021	$5,765	$978	$21,258
Increases for costs incurred to fulfill performance obligations	—	1,434	—
Increase for balance acquired	—	634	10,048
Increase (decrease) due to customer billings	(1,564)	—	21,425
Decrease due to cost recognition on completed performance obligations	—	(2,041)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	4,360	—	(24,355)
Other changes and FX impact	—	3	246
Ending balance as of June 30, 2021	$8,561	$1,008	$28,622

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of June 30, 2022, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $101.5 million. There are also approximately $13.1 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve-month performance obligations include anticipated shipments to Inox based on the twelve-month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve-month rolling forecast. The timing of the performance obligations beyond the twelve-month forecast provided by Inox are not determinable and therefore are not included in the total remaining performance obligations.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three months ended June 30, 2022 and 2021:

		Three Months Ended
	Reportable	June 30,
	Segment	2022	2021
Micron Technology	Grid	<10%	21%
Nextera Energy Resources	Grid	—	12%
SGL Carbon LLC	Grid	10%	<10%
Ascend Performance Materials Ops LLC	Grid	<10%	10%

4. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three months ended  June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Cost of revenues	$29	$91
Research and development	179	247
Selling, general and administrative	825	954
Total	$1,033	$1,292

The Company issued 25,806 shares of immediately vested common stock during the three months ended  June 30, 2022. The Company issued 119,044 shares of immediately vested common stock, of which 110,752 shares were issued in-lieu of cash bonuses in the period, and 309,700 shares of restricted stock awards during the three months ended June 30, 2021. These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested stock options was $0.1 million at June 30, 2022. This expense will be recognized over a weighted average of approximately 2.0 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $4.3 million at June 30, 2022. This expense will be recognized over a weighted-average expense period of approximately 1.2 years.

The Company granted 20,564 stock options during the three months ended  June 30, 2022. The Company did not grant any stock options during the three months ended June 30, 2021. The stock options granted during the three months ended June 30, 2022 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the three months ended June 30, 2022 are as follows:

	Three Months Ended June 30,
	2022	2021
Expected volatility	71.4%	N/A
Risk-free interest rate	3.1%	N/A
Expected life (years)	6.14	N/A
Dividend yield	None	N/A

5. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance-based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive.  For each of the three months ended June 30, 2022, and 2021, 1.1 million shares were not included in the calculation of diluted EPS.  Of these, 1.0 million relate to shares tied to the derivative liability for which the contingency has not yet been met, and 0.1 million relate to outstanding stock options as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended  June 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended June 30,
	2022	2021
Numerator:
Net loss	$(8,710)	$(5,403)
Denominator:
Weighted-average shares of common stock outstanding	28,520	27,919
Weighted-average shares subject to repurchase	(960)	(1,093)
Shares used in per-share calculation ― basic	27,560	26,826
Shares used in per-share calculation ― diluted	27,560	26,826
Net loss per share ― basic	$(0.32)	$(0.20)
Net loss per share ― diluted	$(0.32)	$(0.20)

6. Goodwill and Other Intangibles

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. The Company's goodwill balance relates to the Neeltran Acquisition in fiscal 2021, the NEPSI Acquisition in fiscal 2020, and the acquisition of Infinia Technology Corporation in fiscal 2017 and is reported in the Grid business segment. Goodwill is not amortized but reviewed for impairment. Goodwill is reviewed annually and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable.

The following table provides a roll forward of the changes in the Company's Grid business segment goodwill balance:

Goodwill
March 31, 2021	$34,634
Neeltran Acquisition	8,837
March 31, 2022	$43,471
Less impairment loss	-
June 30, 2022	$43,471

The Company did not identify any triggering events in the three months ended  June 30, 2022 that would require interim impairment testing of goodwill.

Other Intangibles

Intangible assets at  June 30, 2022 and  March 31, 2022 consisted of the following (in thousands):

	June 30, 2022			March 31, 2022
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licenses	$3,610	$(3,610)	—	$3,610	$(3,610)	—	7
Backlog	$681	$(668)	$13	$681	$(631)	$50	2
Trade name and trademarks	1,800	—	1,800	1,800	—	1,800	Indefinite
Customer relationships	9,600	(3,278)	6,322	9,600	(2,723)	6,877	7
Core technology and know-how	5,970	(3,506)	2,464	5,970	(3,386)	2,584	5-10
Intangible assets	$21,661	$(11,062)	$10,599	$21,661	$(10,350)	$11,311

The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.7 million and $0.6 million, in the three months ended  June 30, 2022, and 2021 respectively. Additionally, in the three months ended  June 30, 2022 and 2021, the Company recorded less than $0.1 million related to intangible amortization related to backlog that is reported in cost of revenues.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Years ended March 31,	Total
2023	2,078
2024	2,152
2025	1,648
2026	1,221
2027	1,085
Thereafter	615
Total	$8,799

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2022.

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

Marketable Securities

Marketable securities consist of certificates of deposit that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value. Changes in fair value are recorded to other income (expense), net.  The Company had no outstanding marketable securities as of June 30, 2022 and the Company recognized no change in the three months ended  June 30, 2022. The Company recognized $0.1 million in unrealized losses on marketable securities, which is recorded in other income (expense), net, for the three months ended June 30, 2021. The Company periodically reviews the realizability of each short and long term marketable security when impairment indicators exist with respect to the security. If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

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

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  June 30, 2022 and  March 31, 2022 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Assets:
Cash equivalents	$12,893	$12,893	$—	$—
Derivative liabilities:
Contingent consideration	$1,370	$—	$—	$1,370

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022:
Assets:
Cash equivalents	$17,641	$17,641	$—	$—
Derivative liabilities:
Contingent consideration	$1,200	$—	$—	$1,200

The table below reflects the activity for the Company’s derivative liability measured at fair value on a recurring basis (in thousands):

Acquisition Contingent Consideration
Balance at March 31, 2021	$7,050
Change in fair value	(5,850)
Balance at March 31, 2022	1,200
Change in fair value	170
Balance at June 30, 2022	$1,370

8. Accounts Receivable

Accounts receivable at  June 30, 2022 and  March 31, 2022 consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Accounts receivable (billed)	$17,821	$13,788
Accounts receivable (unbilled)	3,910	6,492
Accounts receivable, net	$21,731	$20,280

9. Inventory

Inventory, net of reserves, at  June 30, 2022 and  March 31, 2022 consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Raw materials	$15,239	$11,020
Work-in-process	12,077	10,462
Finished goods	4,734	1,326
Deferred program costs	874	858
Net inventory	$32,924	$23,666

The Company recorded inventory write-downs of $0.3 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  June 30, 2022, and  March 31, 2022, primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  June 30, 2022 and  March 31, 2022 are as follows (in thousands):

	June 30, 2022	March 31, 2022
Construction in progress - equipment	$523	$573
Land	980	980
Building	5,397	5,270
Equipment and software	43,737	43,668
Finance lease - right of use asset	6	8
Furniture and fixtures	1,505	1,379
Leasehold improvements	6,648	6,634
Property, plant and equipment, gross	58,796	58,512
Less accumulated depreciation	(45,399)	(44,856)
Property, plant and equipment, net	$13,397	$13,656

Depreciation expense was $0.7 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  June 30, 2022 and  March 31, 2022 consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Accounts payable	$19,213	$13,192
Accrued inventories in-transit	2,206	2,212
Accrued other miscellaneous expenses	3,697	3,602
Advanced deposits	2,607	3,021
Accrued compensation	5,384	4,642
Income taxes payable	355	405
Accrued product warranty	1,942	2,066
Total	$35,404	$29,140

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Balance at beginning of period	$2,066	$2,053
Acquired warranty obligations	-	248
Change in accruals for warranties during the period	178	107
Settlements during the period	(302)	(222)
Balance at end of period	$1,942	$2,186

12. Income Taxes

The Company recorded an income tax expense of less than $0.1 million in the three months ended June 30, 2022. The Company recorded an income tax benefit of $2.1 million in the three months ended June 30, 2021.

As a result of a difference in book and tax basis related to the intangible assets acquired in the Neeltran Acquisition (see Note 2, "Acquisitions"), the Company recorded a deferred tax liability of $2.3 million during the three months ended June 30, 2021. As a result, the Company was able to benefit from additional deferred tax assets and therefore released a corresponding valuation allowance of $2.3 million during the three months ended June 30 2021. Goodwill recognized in the Neeltran Acquisition is not deductible for tax purposes.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the three months ended  June 30, 2022 and did not have any gross unrecognized tax benefits as of June 30, 2022.

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

Following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the NEPSI Acquisition:

	June 30,
Fiscal Year 2022	2022
Revenue risk premium	6.60%
Revenue volatility	30%
Stock Price	$5.18
Payment delay (days)	80
Fair value (millions)	$1.4

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 2021	2022	2021	2021	2021	2021
Revenue risk premium	6.50%	6.60%	6.60%	6.60%	6.70%
Revenue volatility	33%	33%	30%	30%	30%
Stock Price	$7.61	$10.88	$14.58	$17.39	$18.96
Payment delay (days)	80	80	80	80	80
Fair value (millions)	$1.2	$2.6	$4.7	$7.2	$7.1

The Company recorded a net loss of $0.2 million resulting from the increase in the fair value of the contingent consideration in the three months ended  June 30, 2022. The Company recorded a net loss of $0.1 million resulting from the increase in the fair value of the contingent consideration in the three months ended June 30, 2021.

14. Debt

  As part of the Neeltran Acquisition, the Company identified four equipment financing agreements that Neeltran had entered into prior to the acquisition on May 6, 2021. The Company determined to account for these agreements as a debt transaction and recorded current and long-term debt liabilities of $0.1 million each during the three months ended June 30, 2021. The current and long term debt balance is $0.1 million each as of the three months ended June 30, 2022.

15. Leases

The Company determines whether a contract is or contains a lease at inception of a contract. The Company defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property or equipment (an identified asset) for a period of time in exchange for consideration. Control over the use of the identified asset means that the Company has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

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

Finance Leases

As part of the adoption of ASC 842 at Neeltran, the Company identified one lease contract that is classified as a finance lease. In February 2020, Neeltran entered into a contract to lease a copy machine for an initial term of 39 months, or through May 2023. The Company concluded that the lease should be classified and accounted for as a finance lease as the total value of the lease payments are greater than fair value of the asset. Accordingly, on May 6, 2021, the Company recognized a finance lease right-of-use asset and a finance lease liability of $13.2 thousand on the Neeltran opening balance sheet. As of June 30, 2022, the right-of-use asset related to the finance lease was $5.8 thousand, net of accumulated amortization of $7.4 thousand, and is included in the property and equipment, net on the Company's consolidated balance sheet.

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

Supplemental balance sheet information related to leases at  June 30, 2022, and  March 31, 2022 are as follows (in thousands):

	June 30, 2022	March 31, 2022
Leases:
Right-of-use assets - Financing	$6	8
Right-of-use assets - Operating	3,484	3,502
Total right-of-use assets	3,490	3,510

Lease liabilities - ST Financing	$6	7
Lease liabilities - ST Operating	821	740
Lease liabilities - LT Financing	—	1
Lease liabilities - LT Operating	2,783	2,900
Total lease liabilities	3,610	3,648

Weighted-average remaining lease term	4.52	4.93
Weighted-average discount rate	6.33%	6.36%

The costs related to the Company's finance lease are not material. The costs related to the Company's operating leases for the three months ended June 30, 2022 and 2021 are as follows (in thousands):

Three Months Ended
June 30, 2022
Operating Leases:
Operating lease costs - fixed	$242
Operating lease costs - variable	38
Short-term lease costs	31
Total lease costs	311

Three Months Ended
June 30, 2021
Operating Leases:
Operating lease costs - fixed	$231
Operating lease costs - variable	32
Short-term lease costs	67
Total lease costs	330

The Company’s estimated minimum future lease obligations under the Company's leases are as follows (in thousands):

Leases
Year ended March 31,
2023	$762
2024	974
2025	780
2026	719
2027	579
Thereafter	357
Total minimum lease payments	4,171
Less: interest	567
Present value of lease liabilities	3,604

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

As of June 30, 2022, the Company had $6.0 million of restricted cash included in long-term assets and $3.8 million of restricted cash included in current assets. As of March 31, 2022, the Company had $6.1 million of restricted cash included in long term assets and $2.8 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of the Company's obligations under a subcontract agreement with ComEd.  These deposits are held in interest bearing accounts.

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

The operating results for the two business segments are as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Revenues:
Grid	$19,829	$23,501
Wind	2,850	1,919
Total	$22,679	$25,420

	Three Months Ended June 30,
	2022	2021
Operating loss:
Grid	$(7,281)	$(5,345)
Wind	(386)	(763)
Unallocated corporate expenses	(1,202)	(1,391)
Total	$(8,869)	$(7,499)

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

Unallocated corporate expenses consist of a loss on contingent consideration of $0.2 million in the three months ended June 30, 2022. Unallocated corporate expenses consist of a loss on contingent consideration of $0.1 million in the three months ended June 30, 2021. Additionally, unallocated corporate expenses consist of stock-based compensation expense of $1.0 million and $1.3 million in the three months ended  June 30, 2022, and 2021, respectively.

Total assets for the two business segments as of  June 30, 2022, and  March 31, 2022, are as follows (in thousands):

	June 30, 2022	March 31, 2022
Grid	$120,583	$114,053
Wind	9,433	9,866
Corporate assets	46,492	49,968
Total	$176,508	$173,887

18. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Following the release of ASU 2019-10 in November 2019, the new effective date, as long as the Company remains a smaller reporting company, would be annual reporting periods beginning after December 15, 2022.The Company is currently evaluating the impact, if any, that the adoption of ASU 2016-13 may have on its consolidated financial statements.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 will improve financial reporting by requiring disclosures that increase the transparency of transactions with government accounted for by applying a grant or contribution accounting model by analogy. Following the release of ASU 2021-10 in November 2021, the new effective date will be annual reporting periods beginning after December 15, 2021. As of April 1, 2022, the Company has adopted ASU 2021-10 and noted no material impact on its consolidated financial statements.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our prospective results of operations or financial position, the benefits of our acquisition of Northeast Power Systems, Inc. ("NEPSI") and Neeltran, Inc. ("Neeltran"), changes in macroeconomic and market conditions, including increasing inflation and impacts from the COVID-19 pandemic, sourcing, production disruption, material delays and global supply chain disruptions and adoption of accounting changes may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; Changes in exchange rates could adversely affect our results of operations; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We may not realize all of the sales expected from our backlog of orders and contracts; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit; The COVID-19 pandemic could adversely impact our business, financial condition and results of operations; Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity and overall business; We rely upon third-party suppliers for the components and subassemblies of many of our Grid and Wind products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Uncertainty surrounding our prospects and financial condition may have an adverse effect on our customer and supplier relationships; We have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; A significant portion of our Wind segment revenues are derived from a single customer. If this customer's business is negatively affected, it could adversely impact our business; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our business and operations would be adversely impacted in the event of a failure or security breach of our or any critical third parties information technology infrastructure and networks; Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success marketing and selling our superconductor products and system-level solutions, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; Our success depends upon the commercial adoption of the REG system, which is currently limited, and a widespread commercial market for our products may not develop; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in India’s political, social, regulatory and economic environment may affect our financial performance; Our products face competition, which could limit our ability to acquire or retain customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Lower prices for other fuel sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business; The increasing focus on environmental sustainability and social initiatives could increase our costs, and inaction could harm our reputation and adversely impact our financial results; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; We face risks related to our legal proceedings; We face risks related to our common stock; and the other important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and our other reports filed with the SEC. These important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

American Superconductor®, Amperium®, AMSC®, D-VAR®, PowerModule™, D-VAR VVO®, PQ-IVR®, SeaTitan®, Gridtec™ Solutions, Windtec™ Solutions, Smarter, Cleaner...Better Energy™, Orchestrate the Rhythm and Harmony of Power on the Grid™, actiVAR®, armorVAR™, NEPSI™ and Neeltran™ and SafetyLOCK™ are trademarks or registered trademarks of American Superconductor Corporation or our subsidiaries. We reserve all of our rights with respect to our trademarks or registered trademarks regardless of whether they are so designated in this Quarterly Report on Form 10-Q by an ® or ™ symbol. All other brand names, product names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year that began on April 1 of that same year. For example, fiscal 2022 refers to the fiscal year that began on April 1, 2022. Other fiscal years follow similarly.

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

The COVID-19 pandemic continues to rapidly evolve. We are experiencing substantial inflationary pressure in our supply chain, some delays in sourcing materials needed for our products and some production disruption resulting from higher than typical employee absenteeism which have increased our cost of revenues and decreased gross margin. The extent to which the pandemic impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Changes in macroeconomic and market conditions arising from the COVID-19 pandemic, or for other reasons, such as the ongoing war between Russia and Ukraine, including inflation, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on our business, financial condition and results of operation.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Results of Operations

Three months ended June 30, 2022, compared to the three months ended June 30, 2021

Revenues

Total revenues decreased 11% to $22.7 million for the three months ended June 30, 2022, compared to $25.4 million for the three months ended June 30, 2021.  Our revenues are summarized as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Revenues:
Grid	$19,829	$23,501
Wind	2,850	1,919
Total	$22,679	$25,420

Our Grid business unit accounted for 87% of total revenues for the three months ended June 30, 2022, compared to 92% for the three months ended June 30, 2021. Our Grid business unit revenues decreased 16% to $19.8 million in the three months ended June 30, 2022, from $23.5 million in the three months ended June 30, 2021. The decrease in the Grid business unit revenue in the three months ended June 30, 2022, was primarily driven by lower D-VAR revenues than in the prior year period.

Our Wind business unit accounted for 13% of total revenues for the three months ended June 30, 2022, compared to 8% for the three months ended June 30, 2021.  Revenues in the Wind business unit increased 49% to $2.9 million in the three months ended June 30, 2022, from $1.9 million in the three months ended June 30, 2021. The increase in the three months ended June 30, 2022, was driven by additional shipments of electrical control systems ("ECS") to Inox in the period ended June 30, 2022.

Cost of Revenues and Gross Margin

Cost of revenues decreased by 7% to $20.5 million for the three months ended June 30, 2022, compared to $22.1 million for the three months ended June 30, 2021. Gross margin was 10% for the three months ended June 30, 2022, compared to 13% for the three months ended June 30, 2021.  The decrease in gross margin in the three months ended June 30, 2022, was due to lower revenues, an unfavorable product mix, inflation pressure in our supply chain and some delays in sourcing materials due to the COVID-19 pandemic.

Operating Expenses

Research and development

Research and development ("R&D") expense decreased 12% in the three months ended June 30, 2022 to $2.7 million from $3.0 million in the three months ended June 30, 2021. The decrease in R&D expense was due to lower overall compensation expense.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses increased 6% in the three months ended June 30, 2022, to $7.6 million from $7.1 million in the three months ended June 30, 2021. The increase in SG&A expense in the three months ended June 30, 2022, was due to higher overall compensation expense than in the prior year period.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, customer relationships, and other intangible assets of $0.7 million in the three months ended June 30, 2022 and $0.6 million in the three months ended June 30, 2021.  The increase in amortization expense is a result of additional expense relating to Neeltran.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the NEPSI Acquisition resulted in a loss of $0.2 million in the three months ended June 30, 2022, compared to a loss of $0.1 million in the three months ended June 30, 2021. The change in the fair value was primarily driven by an increased likelihood of achieving certain revenue targets.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Operating loss:
Grid	$(7,281)	$(5,345)
Wind	(386)	(763)
Unallocated corporate expenses	(1,202)	(1,391)
Total	$(8,869)	$(7,499)

Our Grid business segment generated operating losses of $7.3 million in the three months ended June 30, 2022, compared to $5.3 million in the three months ended June 30, 2021. The increase in the Grid business unit operating loss in the three months ended June 30, 2022 was due to lower revenues and gross margins, and additional operating expenses.

Our Wind business segment generated operating losses of $0.4 million in the three months ended June 30, 2022, compared to an operating loss of $0.8 million in the three months ended June 30, 2021. The decrease in the Wind business unit operating loss was due to additional revenues and higher gross margins driven by additional shipments of ECS than in the year ago period.

Unallocated corporate expenses included a loss on contingent consideration of $0.2 million in the three months ended June 30, 2022. Unallocated corporate expenses included a loss on contingent consideration of $0.1 million in the three months ended June 30, 2021. Additionally, unallocated corporate expenses included stock-based compensation expense of $1.0 million and $1.3 million in the three months ended June 30, 2022 and 2021, respectively.

Interest income, net

Interest income, net, was less than $0.1 million in both the three months ended June 30, 2022 and June 30, 2021, respectively.

Other (expense) income, net

Other income, net, was $0.2 million in the three months ended June 30, 2022, compared to other expense, net, of less than $0.1 million in the three months ended June 30, 2021. The increase in other income during the period ended June 30, 2022, was driven by the impacts of favorable fluctuations in foreign currencies.

 Income Taxes

Income tax expense was less than $0.1 million in the three months ended June 30, 2022. Income tax benefit was $2.1 million in the three months ended June 30, 2021. The increase in income tax expense in the three month period ended June 30, 2022 is due primarily to the tax benefit from the acquisition of all of the issued and outstanding shares of capital stock of Neeltran and International (the "Neeltran Acquisition") in the period ended June 30, 2021.

Net loss

Net loss was $8.7 million in the three months ended June 30, 2022, compared to $5.4 million in the three months ended June 30, 2021.  The increase in net loss was driven primarily by the income tax benefit of $2.1 million from the acquisition of Neeltran in the period ended June 30, 2021.

Non-GAAP Financial Measure - Non-GAAP Net Loss

Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures included in this Quarterly Report on Form 10-Q, however, should be considered in addition to, and not as a substitute for or superior to the comparable measures prepared in accordance with GAAP.

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

	Three Months Ended June 30,
	2022	2021
Net loss	$(8,710)	$(5,403)
Stock-based compensation	1,033	1,292
Amortization of acquisition-related intangibles	712	622
Acquisition costs	—	688
Change in fair value of contingent consideration	170	100
Non-GAAP net loss	$(6,795)	$(2,701)

Non-GAAP net loss per share - basic	$(0.25)	$(0.10)
Weighted average shares outstanding - basic	27,560	26,826

We incurred non-GAAP net losses of $6.8 million or $0.25 per share, for the three months ended June 30, 2022, compared to $2.7 million or $0.10, for the three months ended June 30, 2021. The increase in the non-GAAP net loss for the three months ended June 30, 2022 was due to a higher operating loss driven by lower gross margin and higher operating expenses.

Liquidity and Capital Resources

We have experienced recurring operating losses, and as of June 30, 2022, had an accumulated deficit of $1,029 million.

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

As of June 30, 2022, we had cash, cash equivalents and restricted cash of $43.1 million, compared to $49.5 million as of March 31, 2022, a decrease of $6.4 million. As of June 30, 2022, we had approximately $2.1 million of cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	June 30, 2022	March 31, 2022
Cash and cash equivalents	$33,355	$40,584
Restricted cash	9,735	8,902
Total cash, cash equivalents, and restricted cash	$43,090	$49,486

For the three months ended June 30, 2022, net cash used in operating activities was $5.9 million, compared to $5.8 million for the three months ended June 30, 2021.  The increase in net cash used in operations was due primarily to an increase in inventory purchases offset by accounts receivable collections in the three months ended June 30, 2022 as compared to June 30, 2021.

For the three months ended June 30, 2022, net cash used in investing activities was $0.5 million, compared to $11.7 million for the three months ended June 30, 2021. The decrease in net cash used in investing activities was primarily due to the cash that was used to pay for the Neeltran Acquisition in the three months ended June 30, 2021. There was no such transaction in the three months ended June 30, 2022.

For the three months ended June 30, 2022 and 2021, respectively, net cash used in financing activities remained consistent at less than $0.1 million.

As of June 30, 2022, we had $6.0 million of restricted cash included in long-term assets and $3.8 million of restricted cash included in current assets.  These amounts of restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of our obligations under the Subcontract Agreement with ComEd. These deposits are held in interest bearing accounts.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of June 30, 2022, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 13, "Contingent Consideration," Note 14, "Debt," Note 15, "Leases" and Note 16, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 improve financial reporting by requiring disclosures that increase the transparency of transactions with government accounted for by applying a grant or contribution accounting model by analogy. Following the release of ASU 2021-10 in November 2021, the effective date was annual reporting periods beginning after December 15, 2021. As of April 1, 2022, we have adopted ASU 2021-10 and noted no material impact on our consolidated financial statements.

We do not believe that, outside of those disclosed here, there are any other recently issued accounting pronouncements that will have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 1, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended June 30, 2022 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2022 - April 30, 2022	—	—	—
May 1, 2022 - May 31, 2022	—	—	—
June 1, 2022 - June 30, 2022	—	—	—
Total	—	—	—

(a) During the three months ended June 30, 2022, we did not repurchase shares in connection with our stock-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Fiscal 2022 Executive Incentive Plan	8-K	000-19672	10.1	6/10/22

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of June 30, 2022 and March 31, 2022 (ii) Condensed Statements of Operations and Income for the three months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

		By:	/s/ John W. Kosiba, Jr.
Date:	August 3, 2022		John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)