Form 10-Q
period 2022-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2022-11-01
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	29,239,730
Class	Outstanding as of October 28, 2022

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$27,811	$40,584
Accounts receivable, net	20,391	20,280
Inventory, net	36,342	23,666
Prepaid expenses and other current assets	6,861	7,052
Restricted cash	3,574	2,754
Total current assets	94,979	94,336

Property, plant and equipment, net	12,798	13,656
Intangibles, net	9,911	11,311
Right-of-use assets	3,274	3,502
Goodwill	43,471	43,471
Restricted cash	5,968	6,148
Deferred tax assets	1,023	1,224
Other assets	323	239
Total assets	$171,747	$173,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$36,082	$29,140
Lease liability, current portion	822	740
Debt, current portion	72	72
Contingent consideration	1,080	1,200
Deferred revenue, current portion	28,824	22,812
Total current liabilities	$66,880	53,964

Deferred revenue, long-term portion	6,630	7,222
Lease liability, long-term portion	2,572	2,900
Deferred tax liabilities	203	297
Debt, long-term portion	58	90
Other liabilities	21	25
Total liabilities	76,364	64,498

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock	293	289
Additional paid-in capital	1,136,028	1,133,536
Treasury stock	(3,639)	(3,639)
Accumulated other comprehensive income (loss)	1,798	(291)
Accumulated deficit	(1,039,097)	(1,020,506)
Total stockholders' equity	95,383	109,389
Total liabilities and stockholders' equity	$171,747	$173,887

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$27,680	$27,908	$50,360	$53,328

Cost of revenues	25,710	24,647	46,169	46,698

Gross margin	1,970	3,261	4,191	6,630

Operating expenses:
Research and development	2,314	2,669	4,992	5,711
Selling, general and administrative	7,350	6,697	14,911	13,838
Amortization of acquisition-related intangibles	688	627	1,369	1,212
Change in fair value of contingent consideration	(290)	(2,430)	(120)	(2,330)
Total operating expenses	10,062	7,563	21,152	18,431

Operating loss	(8,092)	(4,302)	(16,961)	(11,801)

Interest income, net	45	25	70	57
China dissolution	(1,921)	-	(1,921)	-
Other income (expense), net	73	24	240	(40)
Loss before income tax expense	(9,895)	(4,253)	(18,572)	(11,784)

Income tax expense (benefit)	(14)	181	18	(1,947)

Net loss	$(9,881)	$(4,434)	$(18,590)	$(9,837)

Net loss per common share
Basic	$(0.35)	$(0.16)	$(0.67)	$(0.36)
Diluted	$(0.35)	$(0.16)	$(0.67)	$(0.36)

Weighted average number of common shares outstanding
Basic	27,867	27,252	27,714	27,040
Diluted	27,867	27,252	27,714	27,040

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(9,881)	$(4,434)	$(18,590)	$(9,837)
Other comprehensive (loss) gain, net of tax:
China dissolution	1,921	-	1,921	-
Foreign currency translation (loss) gain	105	24	168	(39)
Total other comprehensive (loss) gain, net of tax	2,026	24	2,089	(39)
Comprehensive loss	$(7,855)	$(4,410)	$(16,501)	$(9,876)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE and six MONTHS ENDED September 30, 2022 AND 2021

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2022	28,920	$289	$1,133,536	$(3,639)	$(291)	$(1,020,506)	$109,389
Issuance of common stock - restricted shares, net of forfeited shares	(9)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,033	—	—	—	1,033
Issuance of stock for 401(k) match	28	—	138	—	—	—	138
Cumulative translation adjustment	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	(8,710)	(8,710)
Balance at June 30, 2022	28,939	$289	$1,134,707	$(3,639)	$(228)	$(1,029,216)	$101,913
Issuance of common stock - ESPP	34	—	127	—	—	—	127
Issuance of common stock - restricted shares	331	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	1,019	—	—	—	1,019
Issuance of stock for 401(k) match	33	1	178	—	—	—	179
Cumulative translation adjustment	—	—		—	2,026	—	2,026
Net loss	—	—		—	—	(9,881)	(9,881)
Balance at September 30, 2022	29,337	$293	$1,136,028	$(3,639)	$1,798	$(1,039,097)	$95,383

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2021	27,988	$280	$1,121,495	$(3,593)	$(277)	$(1,001,313)	$116,592
Issuance of common stock - bonus payout	111	1	1,681	—	—	—	1,682
Issuance of common stock - restricted shares	318	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	1,292	—	—	—	1,292
Issuance of stock for 401(k) match	7	—	112	—	—	—	112
Neeltran acquisition	302	3	4,384	—	—	—	4,387
Repurchase of treasury stock	—	—	—	(46)	—	—	(46)
Cumulative translation adjustment	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	(5,403)	(5,403)
Balance at June 30, 2021	28,726	$287	$1,128,961	$(3,639)	$(340)	$(1,006,716)	$118,553
Issuance of common stock - ESPP	10	—	125	—	—	—	125
Issuance of common stock - bonus payout	47	1	597	—	—	—	598
Stock-based compensation expense	—	—	1,101	—	—	—	1,101
Issuance of stock for 401(k) match	10	—	137	—	—	—	137
Cumulative translation adjustment	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	(4,434)	(4,434)
Balance at September 30, 2021	28,793	$288	$1,130,921	$(3,639)	$(316)	$(1,011,150)	$116,104

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:

Net loss	$(18,590)	$(9,837)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,799	2,631
Stock-based compensation expense	2,052	2,393
Provision for excess and obsolete inventory	1,015	1,203
Deferred income taxes	63	(2,137)
Change in fair value of contingent consideration	(120)	(2,330)
China dissolution	1,921	-
Other non-cash items	(134)	197
Unrealized foreign exchange loss on cash and cash equivalents	(3)	1
Changes in operating asset and liability accounts:
Accounts receivable	(92)	(8,657)
Inventory	(13,749)	(475)
Prepaid expenses and other assets	211	1,521
Accounts payable and accrued expenses	6,885	3,475
Deferred revenue	6,170	281
Net cash used in operating activities	(11,572)	(11,734)

Cash flows from investing activities:
Purchase of property, plant and equipment	(560)	(510)
Cash paid for acquisition, net of cash acquired	-	(11,479)
Proceeds from the maturity of marketable securities	-	5,189
Change in other assets	(99)	(30)
Net cash used in investing activities	(659)	(6,830)

Cash flows from financing activities:
Repurchase of treasury stock	-	(46)
Repayment of debt	(33)	(18)
Proceeds from exercise of employee stock options and ESPP	128	125
Net cash provided by financing activities	95	61

Effect of exchange rate changes on cash	4	(47)

Net decrease in cash, cash equivalents and restricted cash	(12,132)	(18,550)
Cash, cash equivalents and restricted cash at beginning of period	49,486	75,539
Cash, cash equivalents and restricted cash at end of period	$37,354	$56,989

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$152	$306
Non-cash investing and financing activities
Issuance of common stock to settle liabilities	$317	$2,529

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended  September 30, 2022 and 2021 and the financial position at September 30, 2022; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended  March 31, 2022, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended  March 31, 2022 filed with the SEC on June 1, 2022.

Liquidity

The Company has historically experienced recurring operating losses and as of September 30, 2022, the Company had an accumulated deficit of $1,039 million. In addition, the Company has historically experienced recurring negative operating cash flows. At September 30, 2022, the Company had cash and cash equivalents of $27.8 million. Cash used in operations for the six months ended  September 30, 2022 was $11.6 million.

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

The COVID-19 pandemic continues to rapidly evolve. While the COVID-19 pandemic has not materially disrupted the Company's business to date, any future actions necessitated by the COVID-19 pandemic may result in disruption to the Company's business. In addition, the Company is experiencing substantial inflationary pressure in its supply chain, some delays in sourcing materials needed for its products and some production disruption resulting from higher than typical employee absenteeism, all of which have increased the Company’s cost of revenues and decreased gross margin. The extent to which the pandemic impacts the Company’s business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence.  Changes in macroeconomic conditions arising from the COVID-19 pandemic or for other reasons, such as the ongoing war between Russia and Ukraine, inflation, rising interest rates, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on the Company’s business, financial condition and results of operation.

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the six months ended September 30, 2022. The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, and its ability to raise additional capital, if necessary. The impact of the COVID-19 pandemic and other sources of instability, including the war between Russia and Ukraine, on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

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

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the three and six months ended September 30, 2022 and  2021 is presented as if the Neeltran Acquisition had occurred on April 1, 2021.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues	$27,680	$27,908	$50,360	$56,158
Operating loss	(8,092)	(4,302)	(16,975)	(11,686)
Net loss	$(9,881)	$(4,434)	$(18,605)	$(12,127)

Net loss per common share
Basic	$(0.35)	$(0.16)	$(0.67)	$(0.45)
Diluted	$(0.35)	$(0.16)	$(0.67)	$(0.45)
Shares - basic	27,867	27,252	27,714	27,101
Shares - diluted	27,867	27,252	27,714	27,101

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

3. Revenue Recognition

The Company’s revenues in its Grid business segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind business segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. In the three and six months ended September 30, 2022, 83% and 77% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. In the three and six months ended September 30, 2021, 86% and 82% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time. The Company recorded no grant revenue in each of the three and six months ended September 30, 2022. In the three and six months ended September 30, 2021, the Company recorded $0.3 million and $0.8 million in grant revenue, respectively, which is included in the Company’s Grid business segment revenue.

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

The following tables disaggregate the Company’s revenue by product line and by shipment destination (in thousands):

	Three Months Ended September 30, 2022		Six Months Ended September 30, 2022
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$24,128	$1,330	$42,204	$3,302
Services and technology development	1,570	652	3,323	1,531
Total	$25,698	$1,982	$45,527	$4,833

Region:
Americas	$18,021	-	$34,923	$-
Asia Pacific	6,178	1,912	8,855	4,763
EMEA	1,499	70	1,749	70
Total	$25,698	$1,982	$45,527	$4,833

	Three Months Ended September 30, 2021		Six Months Ended September 30, 2021
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$23,031	$1,826	$44,189	$2,860
Services and technology development	1,588	1,463	3,930	2,349
Total	$24,619	$3,289	$48,119	$5,209

Region:
Americas	$18,115	$59	$40,760	$78
Asia Pacific	3,269	3,220	3,867	5,091
EMEA	3,235	10	3,492	40
Total	$24,619	$3,289	$48,119	$5,209

As of September 30, 2022, and 2021, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 8, “Accounts Receivable” and Note 9, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and "Contract liabilities", which are included in the current portion and long-term portion of "Deferred revenue" in the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2022	$6,492	$858	$30,034
Increases for costs incurred to fulfill performance obligations		782
Increase (decrease) due to customer billings	(7,322)		33,141
Decrease due to cost recognition on completed performance obligations		(697)
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	7,342		(26,857)
Other changes and FX impact		(47)	(863)
Ending balance as of September 30, 2022	$6,512	$896	$35,454

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2021	$5,765	$977	$21,257
Increases for costs incurred to fulfill performance obligations	—	2,277	—
Increase for balance acquired	—	634	10,048
Increase (decrease) due to customer billings	(4,807)	—	34,344
Decrease due to cost recognition on completed performance obligations	—	(3,055)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	7,838	—	(34,169)
Other changes and FX impact	—	(3)	38
Ending balance as of September 30, 2021	$8,796	$830	$31,518

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of September 30, 2022, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $101.0 million. There are also approximately $18.1 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve-month performance obligations include anticipated shipments to Inox based on the twelve-month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve-month rolling forecast. The timing of the performance obligations beyond the twelve-month forecast provided by Inox are not determinable and therefore are not included in the total remaining performance obligations.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and six months ended September 30, 2022 and 2021:

		Three Months Ended		Six Months Ended
	Reportable	September 30,		September 30,
	Segment	2022	2021	2022	2021
Inox Wind Limited	Wind	<10%	10%	<10%	<10%
Fuji Bridex Pte Ltd	Grid	17%	<10%	13%	<10%
Tri-State Generation and Transmission Association, Inc.	Grid	<10%	12%	<10%	<10%
Micron Technology	Grid	<10%	<10%	<10%	10%
Ascend Performance Materials Ops LLC	Grid	12%	<10%	<10%	<10%

4. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended  September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$78	$21	$107	$112
Research and development	177	192	356	439
Selling, general and administrative	764	888	1,590	1,842
Total	$1,019	$1,101	$2,052	$2,393

The Company issued 338,500 shares of restricted stock awards during the three and six months ended September 30, 2022, and 25,806 shares of immediately vested common stock during the six months ended  September 30, 2022. The Company issued 47,604 shares of immediately vested common stock, all of which were issued in lieu of cash bonuses, during the three months ended September 30, 2021, and 166,648 shares of immediately vested common stock, of which 158,356 shares were issued in-lieu of cash bonuses, and 309,700 shares of restricted stock awards during the six months ended  September 30, 2021. These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested stock options was less than $0.1 million during the six months ended September 30, 2022. This expense will be recognized over a weighted average of approximately 1.7 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $5.2 million at September 30, 2022. This expense will be recognized over a weighted-average expense period of approximately 1.6 years.

The Company granted 20,564 stock options during the six months ended  September 30, 2022. The Company did not grant any stock options during the three months ended September 30, 2022 or the three and six months ended September 30, 2021. The stock options granted during the six months ended September 30, 2022 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the six months ended September 30, 2022 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Expected volatility	N/A	N/A	71.40%	N/A
Risk-free interest rate	N/A	N/A	3.10%	N/A
Expected life (years)	N/A	N/A	6.14	N/A
Dividend yield	N/A	N/A	None	N/A

5. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance-based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive.  For each of the three and six months ended September 30, 2022, and 2021, 1.1 million shares were not included in the calculation of diluted EPS. Of these, 1.0 million relate to shares tied to the derivative liability for which the contingency has not yet been met, and 0.1 million relate to outstanding stock options as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended  September 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(9,881)	$(4,434)	$(18,590)	$(9,837)
Denominator:
Weighted-average shares of common stock outstanding	28,775	28,360	28,648	28,141
Weighted-average shares subject to repurchase	(908)	(1,108)	(934)	(1,101)
Shares used in per-share calculation ― basic	27,867	27,252	27,714	27,040
Shares used in per-share calculation ― diluted	27,867	27,252	27,714	27,040
Net loss per share ― basic	$(0.35)	$(0.16)	$(0.67)	$(0.36)
Net loss per share ― diluted	$(0.35)	$(0.16)	$(0.67)	$(0.36)

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

The following table provides a roll forward of the changes in the Company's Grid business segment goodwill balance:

Goodwill
March 31, 2021	$34,634
Neeltran Acquisition	8,837
March 31, 2022	$43,471
Less impairment loss	-
September 30, 2022	$43,471

The Company did not identify any triggering events in the three and six months ended  September 30, 2022 that would require interim impairment testing of goodwill.

Other Intangibles

Intangible assets at  September 30, 2022 and  March 31, 2022 consisted of the following (in thousands):

	September 30, 2022			March 31, 2022
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licenses	$3,610	$(3,610)	—	$3,610	$(3,610)	—	7
Backlog	$681	$(668)	$13	$681	$(631)	$50	2
Trade name and trademarks	1,800	—	1,800	1,800	—	1,800	Indefinite
Customer relationships	9,600	(3,845)	5,755	9,600	(2,723)	6,877	7
Core technology and know-how	5,970	(3,627)	2,343	5,970	(3,386)	2,584	5-10
Intangible assets	$21,661	$(11,750)	$9,911	$21,661	$(10,350)	$11,311

The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.7 million and $1.4 million, in the three and six months ended  September 30, 2022, respectively, and $0.6 million and $1.2 million in the three and six months ended September 30, 2021, respectively. Additionally, the Company recorded no intangible amortization related to backlog in the three months ended  September 30, 2022 and the Company recorded less than $0.1 million related to backlog that is reported in cost of revenues in the six months ended September 30, 2022. The Company recorded intangible amortization related to backlog that is reported in cost of revenues of less than $0.1 million and $0.1 million in the three and six months ended September 30, 2021, respectively.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Years ended March 31,	Total
2023	1,384
2024	2,158
2025	1,648
2026	1,221
2027	1,085
Thereafter	615
Total	$8,111

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended September 30, 2022.

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

Marketable Securities

Marketable securities consist of certificates of deposit that are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date.  All marketable securities are considered available for sale and are carried at fair value. Changes in fair value are recorded to other income (expense), net.  The Company had no outstanding marketable securities as of September 30, 2022 and the Company recognized no change in the three and six months ended  September 30, 2022. The Company recognized $0.1 million in unrealized losses on marketable securities, which is recorded in other income (expense), net, for the three and six months ended September 30, 2021. The Company periodically reviews the realizability of each short and long term marketable security when impairment indicators exist with respect to the security. If other than temporary impairment of value of the security exists, the carrying value of the security is written down to its estimated fair value.

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

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  September 30, 2022 and  March 31, 2022 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022:
Assets:
Cash equivalents	$9,894	$9,894	$—	$—
Derivative liabilities:
Contingent consideration	$1,080	$—	$—	$1,080

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022:
Assets:
Cash equivalents	$17,641	$17,641	$—	$—
Derivative liabilities:
Contingent consideration	$1,200	$—	$—	$1,200

The table below reflects the activity for the Company’s derivative liability measured at fair value on a recurring basis (in thousands):

Acquisition Contingent Consideration
Balance at March 31, 2021	$7,050
Change in fair value	(5,850)
Balance at March 31, 2022	1,200
Change in fair value	(120)
Balance at September 30, 2022	$1,080

8. Accounts Receivable

Accounts receivable at  September 30, 2022 and  March 31, 2022 consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Accounts receivable (billed)	$13,879	$13,788
Accounts receivable (unbilled)	6,512	6,492
Accounts receivable, net	$20,391	$20,280

9. Inventory

Inventory, net of reserves, at  September 30, 2022 and  March 31, 2022 consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Raw materials	$17,601	$11,020
Work-in-process	14,591	10,462
Finished goods	3,254	1,326
Deferred program costs	896	858
Net inventory	$36,342	$23,666

The Company recorded inventory write-downs of $0.7 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded inventory write-downs of $1.0 million and $1.2 million for the six months ended September 30, 2022 and 2021, respectively. These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  September 30, 2022 and  March 31, 2022, primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  September 30, 2022 and  March 31, 2022 are as follows (in thousands):

	September 30, 2022	March 31, 2022
Construction in progress - equipment	$568	$573
Land	980	980
Building	5,397	5,270
Equipment and software	43,652	43,668
Finance lease - right of use asset	4	8
Furniture and fixtures	1,521	1,379
Leasehold improvements	6,642	6,634
Property, plant and equipment, gross	58,764	58,512
Less accumulated depreciation	(45,966)	(44,856)
Property, plant and equipment, net	$12,798	$13,656

Depreciation expense was $0.7 million for each of the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $1.4 million and $1.3 million for the six months ended September 30, 2022 and 2021, respectively.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  September 30, 2022 and  March 31, 2022 consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Accounts payable	$18,184	$13,192
Accrued inventories in-transit	1,510	2,212
Accrued other miscellaneous expenses	5,370	3,602
Advanced deposits	2,965	3,021
Accrued compensation	5,589	4,642
Income taxes payable	411	405
Accrued product warranty	2,053	2,066
Total	$36,082	$29,140

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,942	$2,187	$2,066	$2,053
Acquired warranty obligations		-		248
Change in accruals for warranties during the period	479	206	656	314
Settlements during the period	(368)	(238)	(669)	(460)
Balance at end of period	$2,053	$2,155	$2,053	$2,155

12. Income Taxes

The Company recorded an income tax benefit of less than $0.1 million and an income tax expense of less than $0.1 million in the three and six months ended September 30, 2022, respectively. The Company recorded an income tax expense of $0.2 million and income tax benefit of $1.9 million in the three and six months ended September 30, 2021, respectively

As a result of a difference in book and tax basis related to the intangible assets acquired in the Neeltran Acquisition (see Note 2, "Acquisitions"), the Company recorded a deferred tax liability of $2.3 million during the six months ended September 30, 2021. As a result, the Company was able to benefit from additional deferred tax assets and therefore released a corresponding valuation allowance of $2.3 million during the six months ended September 30, 2021. Goodwill recognized in the Neeltran Acquisition is not deductible for tax purposes.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the six months ended  September 30, 2022 and did not have any gross unrecognized tax benefits as of September 30, 2022.

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

Following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the NEPSI Acquisition:

	September 30,	June 30,
Fiscal Year 2022	2022	2022
Revenue risk premium	5.20%	6.60%
Revenue volatility	25%	30%
Stock Price	$4.38	$5.18
Payment delay (days)	80	80
Fair value (millions)	$1.1	$1.4

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 2021	2022	2021	2021	2021	2021
Revenue risk premium	6.50%	6.60%	6.60%	6.60%	6.70%
Revenue volatility	33%	33%	30%	30%	30%
Stock Price	$7.61	$10.88	$14.58	$17.39	$18.96
Payment delay (days)	80	80	80	80	80
Fair value (millions)	$1.2	$2.6	$4.7	$7.2	$7.1

The Company recorded a net gain of $0.3 and $0.1 million resulting from the decrease in the fair value of the contingent consideration in the three and six months ended  September 30, 2022. The Company recorded a net gain of $2.4 million and $2.3 million resulting from the decrease in the fair value of the contingent consideration in the three and six months ended  September 30, 2021, respectively.

14. Debt

  As part of the Neeltran Acquisition, the Company identified four equipment financing agreements that Neeltran had entered into prior to the acquisition on May 6, 2021. The Company determined to account for these agreements as a debt transaction and recorded current and long-term debt liabilities of $0.1 million each during the three months ended June 30, 2021. The current and long-term debt balance is $0.1 million each as of  September 30, 2022.

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

Finance Leases

As part of the adoption of ASC 842 at Neeltran, the Company identified one lease contract that is classified as a finance lease. In February 2020, Neeltran entered into a contract to lease a copy machine for an initial term of 39 months, or through May 2023. The Company concluded that the lease should be classified and accounted for as a finance lease as the total value of the lease payments are greater than fair value of the asset. Accordingly, on May 6, 2021, the Company recognized a finance lease right-of-use asset and a finance lease liability of $13.2 thousand on the Neeltran opening balance sheet. As of September 30, 2022, the right-of-use asset related to the finance lease was $4.2 thousand, net of accumulated amortization of $9.0 thousand, and is included in the property and equipment, net on the Company's consolidated balance sheet.

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

Supplemental balance sheet information related to leases at  September 30, 2022, and  March 31, 2022 are as follows (in thousands):

	September 30, 2022	March 31, 2022
Leases:
Right-of-use assets - Financing	$4	8
Right-of-use assets - Operating	3,274	3,502
Total right-of-use assets	3,278	3,510

Lease liabilities - ST Financing	$4	7
Lease liabilities - ST Operating	818	740
Lease liabilities - LT Financing	-	1
Lease liabilities - LT Operating	2,572	2,900
Total lease liabilities	3,394	3,648

Weighted-average remaining lease term	4.33	4.93
Weighted-average discount rate	6.37%	6.36%

The costs related to the Company's finance lease are not material. The costs related to the Company's operating leases for the three and six months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2022	September 30, 2022
Operating Leases:
Operating lease costs - fixed	$262	$504
Operating lease costs - variable	41	76
Short-term lease costs	30	61
Total lease costs	333	641

	Three Months Ended	Six Months Ended
	September 30, 2021	September 30, 2021
Operating Leases:
Operating lease costs - fixed	$238	$469
Operating lease costs - variable	32	63
Short-term lease costs	65	131
Total lease costs	335	663

The Company’s estimated minimum future lease obligations under the Company's leases are as follows (in thousands):

Leases
Year ended March 31,
2023	$506
2024	969
2025	778
2026	719
2027	579
Thereafter	357
Total minimum lease payments	3,908
Less: interest	514
Present value of lease liabilities	3,394

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

As of September 30, 2022, the Company had $6.0 million of restricted cash included in long-term assets and $3.6 million of restricted cash included in current assets. As of March 31, 2022, the Company had $6.1 million of restricted cash included in long term assets and $2.8 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of the Company's obligations under a subcontract agreement with ComEd.  These deposits are held in interest bearing accounts.

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

Through the Company’s wind power offerings, the Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability.  The Company provides advanced power electronics and control system products, engineered designs, and support services. The Company supplies advanced power electronics and control systems, licenses its highly engineered wind turbine designs, and provides extensive customer support services to wind turbine manufacturers. The Company’s design portfolio includes a broad range of drivetrains and power ratings of 2 megawatts ("MWs") and higher. The Company provides a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

The operating results for the two business segments are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Grid	$25,698	$24,619	$45,527	$48,119
Wind	1,982	3,289	4,833	5,209
Total	$27,680	$27,908	$50,360	$53,328

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating loss:
Grid	$(6,495)	$(5,836)	$(13,776)	$(11,180)
Wind	(868)	205	(1,254)	(558)
Unallocated corporate expenses	(729)	1,329	(1,931)	(63)
Total	$(8,092)	$(4,302)	$(16,961)	$(11,801)

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

Unallocated corporate expenses consist of a gain on contingent consideration of $0.3 million and $0.1 million in the three and six months ended September 30, 2022. Unallocated corporate expenses consist of a gain on contingent consideration of $2.4 million and $2.3 million in the three and six months ended September 30, 2021. Additionally, unallocated corporate expenses consist of stock-based compensation expense of $1.0 million and $1.1 million in the three months ended  September 30, 2022, and 2021, respectively and $2.1 million and $2.4 million in the six months ended September 30, 2022 and 2021, respectively.

Total assets for the two business segments as of  September 30, 2022, and  March 31, 2022, are as follows (in thousands):

	September 30, 2022	March 31, 2022
Grid	$121,227	$114,053
Wind	9,716	9,866
Corporate assets	40,804	49,968
Total	$171,747	$173,887

18. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Following the release of ASU 2019-10 in November 2019, the new effective date, as long as the Company remains a smaller reporting company, would be annual reporting periods beginning after December 15, 2022.The Company evaluated the impact of the adoption of ASU 2016-13, and does not expect it to have a material impact on its consolidated financial statements.

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

•	Grid. Through our Gridtec™ Solutions, our Grid business segment enables electric utilities, industrial facilities, and renewable energy project developers to connect, transmit and distribute power with exceptional efficiency, reliability, security and affordability. We provide transmission planning services that allow us to identify power grid congestion, poor power quality, and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of our grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems. We also sell ship protection products to the U.S. Navy through our Grid business segment.

•	Wind. Through our Windtec™ Solutions, our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We supply advanced power electronics and control systems, license our highly engineered wind turbine designs, and provide extensive customer support services to wind turbine manufacturers. Our design portfolio includes a broad range of drivetrains and power ratings of 2 MW and higher. We provide a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

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

The COVID-19 pandemic continues to rapidly evolve. We are experiencing substantial inflationary pressure in our supply chain, some delays in sourcing materials needed for our products and some production disruption resulting from higher than typical employee absenteeism which have increased our cost of revenues and decreased gross margin. The extent to which the pandemic impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Changes in macroeconomic and market conditions arising from the COVID-19 pandemic, or for other reasons, such as the ongoing war between Russia and Ukraine, inflation, rising interest rates, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on our business, financial condition and results of operation.

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

Results of Operations

Three and six months ended September 30, 2022, compared to the three and six months ended September 30, 2021

Revenues

Total revenues decreased 1% to $27.7 million for the three months ended September 30, 2022 and total revenues decreased 6% to $50.4 million for the six months ended September 30, 2022, compared to $27.9 million and $53.3 million for the three and six months ended September 30, 2021, respectively. Our revenues are summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Grid	$25,698	$24,619	$45,527	$48,119
Wind	1,982	3,289	4,833	5,209
Total	$27,680	$27,908	$50,360	$53,328

Our Grid business unit accounted for 93% and 90% of total revenues for the three and six months ended September 30, 2022, respectively, compared to 88% and 90% for the three and six months ended September 30, 2021, respectively. Our Grid business unit revenues increased 4% to $25.7 million in the three months ended September 30, 2022, from $24.6 million in the three months ended September 30, 2021. Our Grid business unit revenues decreased 5% to $45.5 million in the six months ended September 30, 2022, from $48.1 million in the six months ended September 30, 2021. The increase in the Grid business unit revenue in the three months ended September 30, 2022, was primarily driven by higher NEPSI revenues than in the prior year period. The decrease in the Grid business unit revenue in the six months ended September 30, 2022, was primarily driven by lower D-VAR revenues than in the prior year period.

Our Wind business unit accounted for 7% and 10% of total revenues for the three and six months ended September 30, 2022, respectively, compared to 12% and 10% for the three and six months ended September 30, 2021, respectively. Revenues in the Wind business unit decreased 40% and 7% to $2.0 million and $4.8 million in the three and six months ended September 30, 2022, from $3.3 million and $5.2 million in the three and six months ended September 30, 2021, respectively. The decrease in the three months ended September 30, 2022, was driven by fewer royalty collections and shipments of electrical control systems ("ECS") to Inox in the three months ended September 30, 2022. The decrease in the six months ended September 30, 2022 was driven by lower license and development revenue as well as fewer royalty collections than in the prior year period.

Cost of Revenues and Gross Margin

Cost of revenues increased by 4% to $25.7 million for the three months ended September 30, 2022, compared to $24.6 for the three months ended September 30, 2021. Cost of revenues decreased by 1% to $46.2 million for the six months ended September 30, 2022, compared to $46.7 million for the six months ended September 30, 2021. Gross margin was 7% and 8% for the three and six months ended September 30, 2022, respectively compared to 12% and 13% for the three and six months ended September 30, 2021.  The decrease in gross margin in the three and six months ended September 30, 2022, was due to lower revenues, an unfavorable product mix and inflation pressure in our supply chain.

Operating Expenses

Research and development

Research and development ("R&D") expense decreased 13% in each of the three and six months ended September 30, 2022, to $2.3 million from $2.7 million in the three months ended September 30, 2021, and to $5.0 million from $5.7 million in the six months ended September 30, 2021. The decrease in R&D expense was due to an increase in cost share revenues and a higher utilization of our research engineers supporting funded projects.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses increased 10% in the three months ended September 30, 2022, to $7.3 million from $6.7 million in the three months ended September 30, 2021. The increase in SG&A expense in the three months ended September 30, 2022, was due to higher overall compensation expense than in the prior year period. SG&A expenses increased 8% to $14.9 million in the six months ended September 30, 2022, compared to $13.8 million in the six months ended September 30, 2021. The increase in SG&A expense in the six months ended September 30, 2022, was due to higher overall compensation expense than in the prior year period.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, customer relationships, and other intangible assets of $0.7 million and $1.4 million in the three and six months ended September 30, 2022, respectively, and $0.6 million and $1.2 million in the three and six months ended September 30, 2021, respectively. The increase in amortization expense is a result of additional expense tied to the acquisition of Neeltran.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the NEPSI Acquisition resulted in a gain of $0.3 million and $0.1 million in the three and six months ended September 30, 2022, respectively, compared to a gain of $2.4 million and $2.3 million in the three and six months ended September 30, 2021, respectively. The change in the fair value was primarily driven by a decreased likelihood of achieving certain revenue targets and a decline in the Company's stock price.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating loss:
Grid	$(6,495)	$(5,836)	$(13,776)	$(11,180)
Wind	(868)	205	(1,254)	(558)
Unallocated corporate expenses	(729)	1,329	(1,931)	(63)
Total	$(8,092)	$(4,302)	$(16,961)	$(11,801)

Our Grid business segment generated operating losses of $6.5 million and $13.8 million in the three and six months ended September 30, 2022, compared to $5.8 million and $11.2 million in the three and six months ended September 30, 2021. The increase in the Grid business unit operating loss in the three months ended September 30, 2022, was due to lower gross margins due to an unfavorable product mix, and higher operating expenses. The increase in the grid business unit operating loss in the six months ended September 30, 2022 was due to lower revenues and gross margins due to an unfavorable product mix, and higher operating expenses.

Our Wind business segment generated operating losses of $0.9 million and $1.3 million in the three and six months ended September 30, 2022, compared to an operating profit of $0.2 million and an operating loss of $0.6 million in the three and six months ended September 30, 2021, respectively. The increase in the Wind business unit operating loss was due to lower revenues and gross margins, and higher operating expenses.

Unallocated corporate expenses included a gain on contingent consideration of $0.3 million and $0.1 million in the three and six months ended September 30, 2022. Additionally, unallocated corporate expenses primarily consisted of stock-based compensation expense of $1.0 million and $1.1 million in the three months ended September 30, 2022 and 2021, respectively, and $2.1 million and $2.4 million in the six months ended September 30, 2022 and 2021, respectively.

Interest income, net

Interest income, net, was less than $0.1 million in both the three and six months ended September 30, 2022 and September 30, 2021, respectively.

China dissolution

              China dissolution, was $1.9 million in each of the  three and six months ended September 30, 2022, respectively, compared to no activity in each of the   three and six months ended September 30, 2021 . The increase in China dissolution during the three and six months ended September 30, 2022, was driven by the liquidation of our China entity, resulting in a foreign currency gain/loss from the cumulative translation release of $1.9 million in the three and six months ended September 30, 2022 in which there was no similar transaction in the three and six months ended September 30, 2021.

Other income (expense), net

Other income, net, was $0.1 million and $0.2 million in the three and six months ended September 30, 2022, respectively, compared to other income, net, of less than $0.1 million in the three months ended September 30, 2021 and other expense, net of less than $0.1 million in the six months ended September 30, 2021. The decrease in other expense during the three and six months ended September 30, 2022, was driven by the impacts of favorable fluctuations in foreign currencies during the respective period.

 Income Taxes

Income tax benefit was less than $0.1 million in the three months ended September 30, 2022 and income tax expense was less than $0.1 million in the six months ended September 30, 2022. Income tax expense was $0.2 million in the three months ended September 30, 2021 and income tax benefit was $1.9 million in the six months ended September 30, 2021. The increase in income tax benefit in the three months ended September 30, 2022 compared to the same period in fiscal 2021 was primarily due to lower withholding taxes from foreign jurisdictions in the three months ended September 30, 2022. The increase in income tax expense in the six months ended September 30, 2022 compared to the same period in fiscal 2021 was a result of the release of the valuation allowance to offset the recording of the deferred tax liability from the Neeltran Acquisition in the six months ended September 30, 2021.

Net loss

Net loss was $9.9 million and $18.6 million in the three and six months ended September 30, 2022, compared to $4.4 million and $9.8 million in the three and six months ended September 30, 2021. The increase in net loss was driven primarily by the increased operating loss due to lower revenues and gross margins.

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

We define non-GAAP net loss as net loss before China dissolution, stock-based compensation, amortization of acquisition-related intangibles, acquisition costs, change in fair value of contingent consideration, and other non-cash or unusual charges.  We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net loss as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(9,881)	$(4,434)	$(18,590)	$(9,837)
China dissolution	1,921	—	1,921	—
Stock-based compensation	1,019	1,100	2,052	2,393
Amortization of acquisition-related intangibles	688	668	1,400	1,289
Acquisition costs	—	(7)	—	(2,330)
Change in fair value of contingent consideration	(290)	(2,430)	(120)	681
Non-GAAP net loss	$(6,542)	$(5,103)	$(13,337)	$(7,804)

Non-GAAP net loss per share - basic	$(0.23)	$(0.19)	$(0.48)	$(0.29)
Weighted average shares outstanding - basic	27,867	27,252	27,714	27,040

We incurred non-GAAP net losses of $6.5 million and $13.3 million, or $0.23 and $0.48 per share, for the three and six months ended September 30, 2022, compared to $5.1 million and $7.8 million, or $0.19 and $0.29 per share, for the three and six months ended September 30, 2021. The increase in the non-GAAP net loss for the three and six months ended September 30, 2022 was due to a higher operating loss driven by lower gross margin and higher operating expenses.

Liquidity and Capital Resources

We have experienced recurring operating losses and, as of September 30, 2022, had an accumulated deficit of $1,039 million.

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

As of September 30, 2022, we had cash, cash equivalents and restricted cash of $37.4 million, compared to $49.5 million as of March 31, 2022, a decrease of $12.1 million. As of September 30, 2022, we had approximately $1.9 million of cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	September 30, 2022	March 31, 2022
Cash and cash equivalents	$27,811	$40,584
Restricted cash	9,542	8,902
Total cash, cash equivalents, and restricted cash	$37,354	$49,486

For the six months ended September 30, 2022, net cash used in operating activities was $11.6 million, compared to $11.7 million for the six months ended September 30, 2021.  The decrease in net cash used in operations was due primarily to an increase in inventory purchases offset by accounts receivable collections in the six months ended September 30, 2022 as compared to September 30, 2021.

For the six months ended September 30, 2022, net cash used in investing activities was $0.7 million, compared to $6.8 million for the six months ended September 30, 2021. The decrease in net cash used in investing activities was primarily due to the cash that was used to pay for the Neeltran Acquisition in the six months ended September 30, 2021. There was no such transaction in the six months ended September 30, 2022.

For the six months ended September 30, 2022 and 2021, respectively, net cash provided by financing activities remained consistent at less than $0.1 million.

As of September 30, 2022, we had $6.0 million of restricted cash included in long-term assets and $3.6 million of restricted cash included in current assets.  These amounts of restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of our obligations under the Subcontract Agreement with ComEd. These deposits are held in interest bearing accounts.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of September 30, 2022, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 13, "Contingent Consideration," Note 14, "Debt," Note 15, "Leases" and Note 16, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. Our liquidity is highly dependent on our ability to increase revenues, improve upon gross margins, control our operating costs, and raise additional capital, if necessary. There can be no assurance that we will be able to raise additional capital on favorable terms or at all, or execute on any other means of improving our liquidity as described above.  Additionally, the impact of the COVID-19 pandemic and adverse macroeconomic conditions on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Following the release of ASU 2019-10 in November 2019, the new effective date, as long as we remain a smaller reporting company, would be annual reporting periods beginning after December 15, 2022. We have evaluated the impact of the adoption of ASU 2016-13, and do not expect it to have a material impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 1, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended September 30, 2022 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2022 - July 31, 2022	—	—	—
August 31, 2022 - August 31, 2022	—	—	—
September 30, 2022 - September 30, 2022	—	—	—
Total	—	—	—

(a) During the three months ended September 30, 2022, we did not repurchase shares in connection with our stock-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	2022 Stock Incentive Plan.	8-K	000-19672	10.1	8/5/22

10.2	Form of Time-Based Restricted Stock Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.2	8/5/22

10.3	Form of Performance-Based Restricted Stock Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.3	8/5/22

10.4	Form of Option Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.4	8/5/22

10.5	Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.5	8/5/22

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of September 30, 2022 and March 31, 2022 (ii) Condensed Statements of Operations and Income for the three and six months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

		By:	/s/ John W. Kosiba, Jr.
Date:	November 1, 2022		John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)