Form 10-Q
period 2022-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2023-02-01
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	29,530,137
Class	Outstanding as of January 30, 2023

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$23,685	$40,584
Accounts receivable, net	17,568	20,280
Inventory, net	38,725	23,666
Prepaid expenses and other current assets	7,544	7,052
Restricted cash	6,643	2,754
Total current assets	94,165	94,336

Property, plant and equipment, net	12,611	13,656
Intangibles, net	9,215	11,311
Right-of-use assets	3,068	3,502
Goodwill	43,471	43,471
Restricted cash	1,023	6,148
Deferred tax assets	1,086	1,224
Other assets	433	239
Total assets	$165,072	$173,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$32,060	$29,140
Lease liability, current portion	822	740
Debt, current portion	72	72
Contingent consideration	860	1,200
Deferred revenue, current portion	34,239	22,812
Total current liabilities	$68,053	53,964

Deferred revenue, long-term portion	7,176	7,222
Lease liability, long-term portion	2,375	2,900
Deferred tax liabilities	202	297
Debt, long-term portion	35	90
Other liabilities	24	25
Total liabilities	77,865	64,498

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock	299	289
Additional paid-in capital	1,137,622	1,133,536
Treasury stock	(3,639)	(3,639)
Accumulated other comprehensive income (loss)	1,603	(291)
Accumulated deficit	(1,048,678)	(1,020,506)
Total stockholders' equity	87,207	109,389
Total liabilities and stockholders' equity	$165,072	$173,887

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenues	$23,881	$26,799	$74,241	$80,126

Cost of revenues	23,364	23,227	69,533	69,925

Gross margin	517	3,572	4,708	10,201

Operating expenses:
Research and development	2,083	2,657	7,076	8,368
Selling, general and administrative	7,173	6,777	22,084	20,615
Amortization of acquisition-related intangibles	690	628	2,058	1,840
Change in fair value of contingent consideration	(220)	(2,110)	(340)	(4,440)
Total operating expenses	9,726	7,952	30,878	26,383

Operating loss	(9,209)	(4,380)	(26,170)	(16,182)

Interest income, net	42	12	112	68
China dissolution	-	-	(1,921)	-
Other income (expense), net	(287)	45	(48)	7
Loss before income tax expense	(9,454)	(4,323)	(28,027)	(16,107)

Income tax expense (benefit)	127	1	144	(1,946)

Net loss	$(9,581)	$(4,324)	$(28,171)	$(14,161)

Net loss per common share
Basic	$(0.34)	$(0.16)	$(1.01)	$(0.52)
Diluted	$(0.34)	$(0.16)	$(1.01)	$(0.52)

Weighted average number of common shares outstanding
Basic	27,954	27,352	27,794	27,145
Diluted	27,954	27,352	27,794	27,145

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net loss	$(9,581)	$(4,324)	$(28,171)	$(14,161)
Other comprehensive (loss) gain, net of tax:
China dissolution	-	-	1,921	-
Foreign currency translation (loss) gain	(195)	20	(27)	(19)
Total other comprehensive (loss) gain, net of tax	(195)	20	1,894	(19)
Comprehensive loss	$(9,776)	$(4,304)	$(26,277)	$(14,180)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE and NINE MONTHS ENDED December 31, 2022 AND 2021

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2022	28,920	$289	$1,133,536	$(3,639)	$(291)	$(1,020,506)	$109,389
Issuance of common stock - restricted shares, net of forfeited shares	(9)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,033	—	—	—	1,033
Issuance of stock for 401(k) match	28	—	138	—	—	—	138
Cumulative translation adjustment	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	(8,710)	(8,710)
Balance at June 30, 2022	28,939	$289	$1,134,707	$(3,639)	$(228)	$(1,029,216)	$101,913
Issuance of common stock - ESPP	34	—	127	—	—	—	127
Issuance of common stock - restricted shares	331	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	1,019	—	—	—	1,019
Issuance of stock for 401(k) match	33	1	178	—	—	—	179
Cumulative translation adjustment	—	—		—	2,026	—	2,026
Net loss	—	—		—	—	(9,881)	(9,881)
Balance at September 30, 2022	29,337	$293	$1,136,028	$(3,639)	$1,798	$(1,039,097)	$95,383
Issuance of common stock - restricted shares	550	6	(6)	—	—	—	—
Stock-based compensation expense	—	—	1,440	—	—	—	1,440
Issuance of stock for 401(k) match	41	—	160	—	—	—	160
Cumulative translation adjustment	—	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	—	(9,581)	(9,581)
Balance at December 31, 2022	29,928	$299	$1,137,622	$(3,639)	$1,603	$(1,048,678)	$87,207

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2021	27,988	$280	$1,121,495	$(3,593)	$(277)	$(1,001,313)	$116,592
Issuance of common stock - bonus payout	111	1	1,681	—	—	—	1,682
Issuance of common stock - restricted shares	318	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	1,292	—	—	—	1,292
Issuance of stock for 401(k) match	7	—	112	—	—	—	112
Neeltran acquisition	302	3	4,384	—	—	—	4,387
Repurchase of treasury stock	—	—	—	(46)	—	—	(46)
Cumulative translation adjustment	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	(5,403)	(5,403)
Balance at June 30, 2021	28,726	$287	$1,128,961	$(3,639)	$(340)	$(1,006,716)	$118,553
Issuance of common stock - ESPP	10	—	125	—	—	—	125
Issuance of common stock - bonus payout	47	1	597	—	—	—	598
Stock-based compensation expense	—	—	1,101	—	—	—	1,101
Issuance of stock for 401(k) match	10	—	137	—	—	—	137
Cumulative translation adjustment	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	(4,434)	(4,434)
Balance at September 30, 2021	28,793	$288	$1,130,921	$(3,639)	$(316)	$(1,011,150)	$116,104
Issuance of common stock - restricted shares	54	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	1,120	—	—	—	1,120
Issuance of stock for 401(k) match	8	—	115	—	—	—	115
Cumulative translation adjustment	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(4,324)	(4,324)
Balance at December 31, 2021	28,855	$289	$1,132,155	$(3,639)	$(296)	$(1,015,474)	$113,035

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:

Net loss	$(28,171)	$(14,161)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,104	4,009
Stock-based compensation expense	3,492	3,513
Provision for excess and obsolete inventory	1,247	1,627
Deferred income taxes	65	(2,136)
Change in fair value of contingent consideration	(340)	(4,440)
China dissolution	1,921	-
Non-cash interest income	-	(49)
Other non-cash items	185	407
Unrealized foreign exchange loss on cash and cash equivalents	(3)	(118)
Changes in operating asset and liability accounts:
Accounts receivable	2,738	(4,528)
Inventory	(16,324)	(279)
Prepaid expenses and other assets	(165)	85
Accounts payable and accrued expenses	2,565	(236)
Deferred revenue	11,619	381
Net cash used in operating activities	(17,067)	(15,925)

Cash flows from investing activities:
Purchase of property, plant and equipment	(970)	(710)
Cash paid for acquisition, net of cash acquired	-	(11,479)
Proceeds from the maturity of marketable securities	-	5,189
Change in other assets	(194)	(56)
Net cash used in investing activities	(1,164)	(7,056)

Cash flows from financing activities:
Repurchase of treasury stock	-	(46)
Repayment of debt	(56)	(30)
Proceeds from exercise of employee stock options and ESPP	127	125
Net cash provided by financing activities	71	49

Effect of exchange rate changes on cash	25	(51)

Net decrease in cash, cash equivalents and restricted cash	(18,135)	(22,983)
Cash, cash equivalents and restricted cash at beginning of period	49,486	75,539
Cash, cash equivalents and restricted cash at end of period	$31,351	$52,556

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$280	$445
Non-cash investing and financing activities
Issuance of common stock in connection with the purchase of Neeltran, Inc.	-	$4,387
Issuance of common stock to settle liabilities	$476	$2,643

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended  December 31, 2022 and 2021 and the financial position at December 31, 2022; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended  March 31, 2022, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended  March 31, 2022 filed with the SEC on June 1, 2022.

Liquidity

The Company has historically experienced recurring operating losses and as of December 31, 2022, the Company had an accumulated deficit of $1,049 million. In addition, the Company has historically experienced recurring negative operating cash flows. At December 31, 2022, the Company had cash and cash equivalents of $23.7 million. Cash used in operations for the nine months ended  December 31, 2022 was $17.1 million.

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

The Company is experiencing substantial inflationary pressure in its supply chain and some delays in sourcing materials needed for its products resulting in some production disruption, both of which have increased the Company’s cost of revenues and decreased gross margin. Changes in macroeconomic conditions arising from the COVID-19 pandemic or for other reasons, such as the ongoing war between Russia and Ukraine, inflation, rising interest rates, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on the Company’s business, financial condition and results of operation.

From time-to-time the Company  may undertake restructuring activities in order to align the global organization in a manner that the Company believes will better position it to achieve its long-term goals. In January 2023, the Company undertook a reduction in force that involved approximately 5% of the global workforce. This restructuring is expected to incur an immaterial amount of cash expense and to result in annualized cost savings of approximately $5 million, beginning in fiscal year 2023.

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the nine months ended December 31, 2022. The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, and its ability to raise additional capital, if necessary. The impact of the COVID-19 pandemic and other sources of instability, including the war between Russia and Ukraine, on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

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

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the three and nine months ended December 31, 2022 and  2021 is presented as if the Neeltran Acquisition had occurred on April 1, 2021.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues	$23,881	$26,799	$74,241	$82,957
Operating loss	(9,209)	(4,380)	(26,184)	(16,066)
Net loss	$(9,581)	$(4,324)	$(28,186)	$(14,323)

Net loss per common share
Basic	$(0.34)	$(0.16)	$(1.01)	$(0.53)
Diluted	$(0.34)	$(0.16)	$(1.01)	$(0.53)
Shares - basic	27,954	27,352	27,794	27,185
Shares - diluted	27,954	27,352	27,794	27,185

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

3. Revenue Recognition

The Company’s revenues in its Grid business segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind business segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. In the three and nine months ended December 31, 2022, 87% and 80% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. In the three and nine months ended December 31, 2021, 79% and 76% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606.  As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time. The Company recorded no grant revenue in each of the three and nine months ended December 31, 2022. In the three and nine months ended December 31, 2021, the Company recorded $0.1 million and $0.9 million in grant revenue, respectively, which is included in the Company’s Grid business segment revenue.

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

The Company monitors costs to meet our obligations on our customer contracts. When it is evident that there is a loss expected on a contract, a contract loss is accrued in the period. Several long-term contracts that were acquired from Neeltran were impacted by higher than planned costs due to required design changes and inflation on material costs, resulting in an increase to the contract loss accrual of $1.6 million and $3.2 million in the three and nine month period ended December 31, 2022 which negatively impacted the Company's gross margins.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

The following tables disaggregate the Company’s revenue by product line and by shipment destination (in thousands):

	Three Months Ended December 31, 2022		Nine Months Ended December 31, 2022
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$19,475	$2,842	$61,680	$6,144
Services and technology development	1,334	230	4,657	1,760
Total	$20,809	$3,072	$66,337	$7,904

Region:
Americas	$17,010	19	$51,934	$19
Asia Pacific	1,760	3,053	10,615	7,815
EMEA	2,039	-	3,788	70
Total	$20,809	$3,072	$66,337	$7,904

	Three Months Ended December 31, 2021		Nine Months Ended December 31, 2021
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$23,416	$1,309	$67,605	$4,168
Services and technology development	1,634	440	5,564	2,789
Total	$25,050	$1,749	$73,169	$6,957

Region:
Americas	$16,739	$56	$57,498	$134
Asia Pacific	7,064	1,690	10,931	6,781
EMEA	1,247	3	4,740	42
Total	$25,050	$1,749	$73,169	$6,957

As of December 31, 2022, and 2021, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 8, “Accounts Receivable” and Note 9, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and "Contract liabilities", which are included in the current portion and long-term portion of "Deferred revenue" in the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2022	$6,492	$858	$30,034
Increases for costs incurred to fulfill performance obligations	—	909	—
Increase (decrease) due to customer billings	(11,723)	—	48,013
Decrease due to cost recognition on completed performance obligations	—	(791)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	9,544	—	(36,452)
Other changes and FX impact	—	(15)	(180)
Ending balance as of December 31, 2022	$4,313	$961	$41,415

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2021	$5,765	$977	$21,257
Increases for costs incurred to fulfill performance obligations	—	3,140	—
Increase for balance acquired	—	634	10,048
Increase (decrease) due to customer billings	(11,214)	—	55,354
Decrease due to cost recognition on completed performance obligations	—	(4,128)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	12,186	—	(55,318)
Other changes and FX impact	—	(8)	137
Ending balance as of December 31, 2021	$6,737	$615	$31,478

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of December 31, 2022, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $112.1 million. There are also approximately $30.4 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated. The twelve-month performance obligations include anticipated shipments to Inox based on the twelve-month rolling forecast provided by Inox on the multi-year supply contract. The quantities specified in any forecast provided by Inox related to the multi-year supply contract are firm and irrevocable for the first three months of a twelve-month rolling forecast. The timing of the performance obligations beyond the twelve-month forecast provided by Inox are not determinable and therefore are not included in the total remaining performance obligations.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and nine months ended December 31, 2022 and 2021:

		Three Months Ended		Nine Months Ended
	Reportable	December 31,		December 31,
	Segment	2022	2021	2022	2021
Inox Wind Limited	Wind	11%	<10%	<10%	<10%
Fuji Bridex Pte Ltd	Grid	<10%	20%	10%	10%

4. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and nine months ended  December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of revenues	$89	$36	$195	$148
Research and development	214	190	570	629
Selling, general and administrative	1,137	894	2,727	2,736
Total	$1,440	$1,120	$3,492	$3,513

The Company issued 550,000 shares of restricted stock during the three months ended December 31, 2022, and 888,500 shares of restricted stock and 25,806 shares of immediately vested common stock during the nine months ended December 31, 2022. The Company issued 61,000 shares of restricted stock during the three months ended December 31, 2021, and 370,700 shares of restricted stock and 166,648 shares of immediately vested common stock, of which 158,356 shares were issued in-lieu of cash bonuses during the nine months ended December 31, 2021. These restricted stock awards generally vest over 2-3 years.  Awards for restricted stock include both time-based and performance-based awards.  For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period.  Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested stock options was $0.1 million during the nine months ended December 31, 2022. This expense will be recognized over a weighted average of approximately 1.4 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $6.1 million at December 31, 2022. This expense will be recognized over a weighted-average expense period of approximately 1.7 years.

The Company granted 20,564 stock options during the nine months ended  December 31, 2022. The Company did not grant any stock options during the three months ended December 31, 2022 or the three and nine months ended December 31, 2021. The stock options granted during the nine months ended December 31, 2022 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the nine months ended December 31, 2022 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Expected volatility	N/A	N/A	71.40%	N/A
Risk-free interest rate	N/A	N/A	3.10%	N/A
Expected life (years)	N/A	N/A	6.14	N/A
Dividend yield	N/A	N/A	None	N/A

5. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance-based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive.  For each of the three and nine months ended December 31, 2022, and 2021, 1.1 million shares were not included in the calculation of diluted EPS. Of these, 1.0 million relate to shares tied to the derivative liability for which the contingency has not yet been met, and 0.1 million relate to outstanding stock options as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended  December 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(9,581)	$(4,324)	$(28,171)	$(14,161)
Denominator:
Weighted-average shares of common stock outstanding	29,354	28,418	28,884	28,234
Weighted-average shares subject to repurchase	(1,400)	(1,066)	(1,090)	(1,089)
Shares used in per-share calculation ― basic	27,954	27,352	27,794	27,145
Shares used in per-share calculation ― diluted	27,954	27,352	27,794	27,145
Net loss per share ― basic	$(0.34)	$(0.16)	$(1.01)	$(0.52)
Net loss per share ― diluted	$(0.34)	$(0.16)	$(1.01)	$(0.52)

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

The following table provides a roll forward of the changes in the Company's Grid business segment goodwill balance:

Goodwill
March 31, 2021	$34,634
Neeltran Acquisition	8,837
March 31, 2022	$43,471
Less impairment loss	-
December 31, 2022	$43,471

The Company did not identify any triggering events in the three and nine months ended  December 31, 2022 that would require interim impairment testing of goodwill.

Other Intangibles

Intangible assets at  December 31, 2022 and  March 31, 2022 consisted of the following (in thousands):

	December 31, 2022			March 31, 2022
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licenses	$3,610	$(3,610)	—	$3,610	$(3,610)	—	7
Backlog	$681	$(675)	$6	$681	$(631)	$50	2
Trade name and trademarks	1,800	—	1,800	1,800	—	1,800	Indefinite
Customer relationships	9,600	(4,413)	5,187	9,600	(2,723)	6,877	7
Core technology and know-how	5,970	(3,748)	2,222	5,970	(3,386)	2,584	5-10
Intangible assets	$21,661	$(12,446)	$9,215	$21,661	$(10,350)	$11,311

The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.7 million and $2.1 million, in the three and nine months ended  December 31, 2022, respectively, and $0.6 million and $1.8 million in the three and nine months ended December 31, 2021, respectively. Additionally, the Company recorded intangible amortization related to backlog that is reported in cost of revenues of less than $0.1 million in each of the three and nine months ended  December 31, 2022. The Company recorded intangible amortization related to backlog that is reported in cost of revenues of $0.1 million in each of the three and nine months ended December 31, 2021, respectively.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Years ended March 31,	Total
2023	688
2024	2,158
2025	1,648
2026	1,221
2027	1,085
Thereafter	615
Total	$7,415

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended December 31, 2022.

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

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  December 31, 2022 and  March 31, 2022 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
Assets:
Cash equivalents	$6,392	$6,392	$—	$—
Derivative liabilities:
Contingent consideration	$860	$—	$—	$860

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022:
Assets:
Cash equivalents	$17,641	$17,641	$—	$—
Derivative liabilities:
Contingent consideration	$1,200	$—	$—	$1,200

The table below reflects the activity for the Company’s derivative liability measured at fair value on a recurring basis (in thousands):

Acquisition Contingent Consideration
Balance at March 31, 2021	$7,050
Change in fair value	(5,850)
Balance at March 31, 2022	1,200
Change in fair value	(340)
Balance at December 31, 2022	$860

8. Accounts Receivable

Accounts receivable at  December 31, 2022 and  March 31, 2022 consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Accounts receivable (billed)	$13,255	$13,788
Accounts receivable (unbilled)	4,313	6,492
Accounts receivable, net	$17,568	$20,280

9. Inventory

Inventory, net of reserves, at  December 31, 2022 and  March 31, 2022 consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Raw materials	$18,122	$11,020
Work-in-process	12,496	10,462
Finished goods	7,146	1,326
Deferred program costs	961	858
Net inventory	$38,725	$23,666

The Company recorded inventory write-downs of $0.2 million and $0.4 million for the three months ended December 31, 2022 and 2021, respectively. The Company recorded inventory write-downs of $1.2 million and $1.6 million for the nine months ended December 31, 2022 and 2021, respectively. These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  December 31, 2022 and  March 31, 2022, primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  December 31, 2022 and  March 31, 2022 are as follows (in thousands):

	December 31, 2022	March 31, 2022
Construction in progress - equipment	$844	$573
Land	980	980
Building	5,416	5,270
Equipment and software	43,938	43,668
Finance lease - right of use asset	3	8
Furniture and fixtures	1,530	1,379
Leasehold improvements	6,650	6,634
Property, plant and equipment, gross	$59,361	58,512
Less accumulated depreciation	(46,750)	(44,856)
Property, plant and equipment, net	$12,611	$13,656

Depreciation expense was $0.6 million and $0.7 million for the three months ended December 31, 2022 and 2021, respectively. Depreciation expense was $2.0 million for each of the nine months ended December 31, 2022 and 2021, respectively.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  December 31, 2022 and  March 31, 2022 consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Accounts payable	$13,548	$13,192
Accrued inventories in-transit	2,126	2,212
Accrued other miscellaneous expenses	6,539	3,602
Advanced deposits	3,152	3,021
Accrued compensation	4,281	4,642
Income taxes payable	418	405
Accrued product warranty	1,996	2,066
Total	$32,060	$29,140

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Balance at beginning of period	$2,053	$2,155	$2,066	$2,053
Acquired warranty obligations	-	-	-	248
Change in accruals for warranties during the period	535	206	1,191	520
Settlements during the period	(592)	(143)	(1,261)	(603)
Balance at end of period	$1,996	$2,218	$1,996	$2,218

12. Income Taxes

The Company recorded an income tax expense of $0.1 million in each of the three and nine months ended December 31, 2022. The Company recorded an income tax expense of less than $0.1 million and income tax benefit of $1.9 million in the three and nine months ended December 31, 2021, respectively.

As a result of a difference in book and tax basis related to the intangible assets acquired in the Neeltran Acquisition (see Note 2, "Acquisitions"), the Company recorded a deferred tax liability of $2.3 million during the nine months ended December 31, 2021. As a result, the Company was able to benefit from additional deferred tax assets and therefore released a corresponding valuation allowance of $2.3 million during the nine months ended December 31, 2021. Goodwill recognized in the Neeltran Acquisition is not deductible for tax purposes.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis.  The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions in the nine months ended  December 31, 2022 and did not have any gross unrecognized tax benefits as of December 31, 2022.

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

Following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the NEPSI Acquisition:

	December 31,	September 30,	June 30,
Fiscal Year 2022	2022	2022	2022
Revenue risk premium	5.30%	5.20%	6.60%
Revenue volatility	25%	25%	30%
Stock Price	$3.68	$4.38	$5.18
Payment delay (days)	80	80	80
Fair value (millions)	$0.9	$1.1	$1.4

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 2021	2022	2021	2021	2021	2021
Revenue risk premium	6.50%	6.60%	6.60%	6.60%	6.70%
Revenue volatility	33%	33%	30%	30%	30%
Stock Price	$7.61	$10.88	$14.58	$17.39	$18.96
Payment delay (days)	80	80	80	80	80
Fair value (millions)	$1.2	$2.6	$4.7	$7.2	$7.1

The Company recorded a net gain of $0.2 million and $0.3 million resulting from the decrease in the fair value of the contingent consideration in the three and nine months ended  December 31, 2022. The Company recorded a net gain of $2.1 million and $4.4 million resulting from the decrease in the fair value of the contingent consideration in the three and nine months ended  December 31, 2021, respectively.

14. Debt

  As part of the Neeltran Acquisition, the Company identified four equipment financing agreements that Neeltran had entered into prior to the acquisition on May 6, 2021. The Company determined to account for these agreements as a debt transaction and recorded current and long-term debt liabilities of $0.1 million each during the three months ended June 30, 2021. The current and long-term debt balance is $0.1 million and less than $0.1 million as of December 31, 2022, respectively.

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

Finance Leases

As part of the adoption of ASC 842 at Neeltran, the Company identified one lease contract that is classified as a finance lease. In February 2020, Neeltran entered into a contract to lease a copy machine for an initial term of 39 months, or through May 2023. The Company concluded that the lease should be classified and accounted for as a finance lease as the total value of the lease payments are greater than fair value of the asset. Accordingly, on May 6, 2021, the Company recognized a finance lease right-of-use asset and a finance lease liability of $13.2 thousand on the Neeltran opening balance sheet. As of December 31, 2022, the right-of-use asset related to the finance lease was $2.6 thousand, net of accumulated amortization of $10.6 thousand, and is included in the property and equipment, net on the Company's consolidated balance sheet.

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

Supplemental balance sheet information related to leases at  December 31, 2022, and  March 31, 2022 are as follows (in thousands):

	December 31, 2022	March 31, 2022
Leases:
Right-of-use assets - Financing	$3	8
Right-of-use assets - Operating	3,068	3,502
Total right-of-use assets	3,071	3,510

Lease liabilities - ST Financing	$3	7
Lease liabilities - ST Operating	819	740
Lease liabilities - LT Financing	-	1
Lease liabilities - LT Operating	2,375	2,900
Total lease liabilities	3,197	3,648

Weighted-average remaining lease term	4.12	4.93
Weighted-average discount rate	6.42%	6.36%

The costs related to the Company's finance lease are not material. The costs related to the Company's operating leases for the three and nine months ended December 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2022
Operating Leases:
Operating lease costs - fixed	$256	$765
Operating lease costs - variable	41	118
Short-term lease costs	30	92
Total lease costs	327	975

	Three Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2021
Operating Leases:
Operating lease costs - fixed	$238	$707
Operating lease costs - variable	33	97
Short-term lease costs	64	195
Total lease costs	335	999

The Company’s estimated minimum future lease obligations under the Company's leases are as follows (in thousands):

Leases
Year ended March 31,
2023	$256
2024	973
2025	780
2026	720
2027	579
Thereafter	357
Total minimum lease payments	3,665
Less: interest	468
Present value of lease liabilities	3,197

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

As of December 31, 2022, the Company had $1.0 million of restricted cash included in long-term assets and $6.6 million of restricted cash included in current assets. As of March 31, 2022, the Company had $6.1 million of restricted cash included in long term assets and $2.8 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of the Company's obligations under a subcontract agreement with ComEd.  These deposits are held in interest bearing accounts.

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

The operating results for the two business segments are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Grid	$20,809	$25,050	$66,337	$73,169
Wind	3,072	1,749	7,904	6,957
Total	$23,881	$26,799	$74,241	$80,126

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating loss:
Grid	$(7,064)	$(3,691)	$(20,840)	$(14,873)
Wind	(924)	(1,678)	(2,178)	(2,236)
Unallocated corporate expenses	(1,221)	989	(3,152)	927
Total	$(9,209)	$(4,380)	$(26,170)	$(16,182)

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

Unallocated corporate expenses consist of a gain on contingent consideration of $0.2 million and $0.3 million in the three and nine months ended December 31, 2022. Unallocated corporate expenses consist of a gain on contingent consideration of $2.1 million and $4.4 million in the three and nine months ended December 31, 2021. Additionally, unallocated corporate expenses consist of stock-based compensation expense of $1.4 million and $1.1 million in the three months ended  December 31, 2022, and 2021, respectively and $3.5 million in each of the nine months ended December 31, 2022 and 2021, respectively.

Total assets for the two business segments as of  December 31, 2022, and  March 31, 2022, are as follows (in thousands):

	December 31, 2022	March 31, 2022
Grid	$123,664	$114,053
Wind	10,005	9,866
Corporate assets	31,403	49,968
Total	$165,072	$173,887

18. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Following the release of ASU 2019-10 in November 2019, the new effective date, as long as the Company remains a smaller reporting company, would be annual reporting periods beginning after December 15, 2022. The Company evaluated the impact of the adoption of ASU 2016-13, and does not expect it to have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 will improve the accounting for acquired revenue contracts with customers in a business combination. Following the release of ASU 2021-08 in October 2021, the new effective date will be annual reporting periods beginning after December 15, 2022. The Company evaluated the impact of the adoption of ASU 2021-08, and does not expect it to have a material impact on its consolidated financial statements.

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

On October 31, 2018, we entered into a Subcontract Agreement with Commonwealth Edison Company (“ComEd”) (the “Subcontract Agreement”) for the manufacture and installation of the Company’s resilient electric grid ("REG") system within ComEd’s electric grid in Chicago, Illinois (the “Project”). As provided in the Subcontract Agreement, the Subcontract Agreement became effective upon the signing of an amendment by us and the U.S. Department of Homeland Security (“DHS”) to the existing contract (the “Prime Contract”) between us and DHS on June 20, 2019. Unless terminated earlier by us, ComEd or DHS according to the terms of the Subcontract Agreement, the term of the Subcontract Agreement will continue until we complete our warranty obligations under the Subcontract Agreement. Under the terms of the Subcontract Agreement, we agreed, among other things, to provide the REG system and to supervise ComEd’s installation of the REG system in Chicago. As part of our separate cost sharing arrangement with DHS under the Prime Contract, we received funding provided by DHS in connection with the Subcontract Agreement of approximately $10.0 million, which represents the total amount of revenue we recognized over the term of the Subcontract Agreement and includes $1.0 million that we have agreed to reimburse ComEd for costs incurred by ComEd while undertaking its tasks under the Subcontract Agreement (the “Reimbursement Amount”). In addition, we are required to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement, which we have done, and deposited $5.0 million in an escrow account as collateral to secure such letter of credit. We expect that this irrevocable letter of credit will be terminated and the full $5.0 million will be returned from escrow to us during the quarter ending March 31, 2023. ComEd has agreed to provide the site and provide all civil engineering work required to support the operation and integration of the REG system into ComEd’s electric grid. Other than the Reimbursement Amount, ComEd is responsible for its own costs and expenses. DHS’s approval to commence with construction was obtained on June 20, 2019. Substation work on the project began in late 2019 and we successfully integrated the REG system on Com Ed's electric power grid and the REG system became fully operational in August 2021.

We are experiencing substantial inflationary pressure in our supply chain and some delays in sourcing materials needed for our products, resulting in some production disruption both of which have increased our cost of revenues and decreased gross margin. Changes in macroeconomic and market conditions arising from the COVID-19 pandemic, or for other reasons, such as the ongoing war between Russia and Ukraine, inflation, rising interest rates, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on our business, financial condition and results of operation.

From time-to-time we may undertake restructuring activities in order to align our global organization in a manner that we believe will better position us to achieve our long-term goals. In January 2023, we undertook a reduction in force that involved approximately 5% of our global workforce. This restructuring is expected to incur an immaterial amount of cash expense and to result in annualized cost savings of approximately $5 million, beginning in fiscal year 2023.

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

Results of Operations

Three and nine months ended December 31, 2022, compared to the three and nine months ended December 31, 2021

Revenues

Total revenues decreased 11% to $23.9 million for the three months ended December 31, 2022 and total revenues decreased 7% to $74.2 million for the nine months ended December 31, 2022 compared to $26.8 million and $80.1 million for the three and nine months ended December 31, 2021, respectively. Our revenues are summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Grid	$20,809	$25,050	$66,337	$73,169
Wind	3,072	1,749	7,904	6,957
Total	$23,881	$26,799	$74,241	$80,126

Our Grid business unit accounted for 87% and 89% of total revenues for the three and nine months ended December 31, 2022, respectively, compared to 93% and 91% for the three and nine months ended December 31, 2021, respectively. Our Grid business unit revenues decreased 17% to $20.8 million in the three months ended December 31, 2022, from $25.0 million in the three months ended December 31, 2021. Our Grid business unit revenues decreased 9% to $66.3 million in the nine months ended December 31, 2022, from $73.2 million in the nine months ended December 31, 2021. The decrease in the Grid business unit revenue in the three and nine months ended December 31, 2022, was primarily driven by lower D-VAR revenues than in the prior year periods.

Our Wind business unit accounted for 13% and 11% of total revenues for the three and nine months ended December 31, 2022, respectively, compared to 7% and 9% for the three and nine months ended December 31, 2021, respectively. Revenues in the Wind business unit increased 76% and 14% to $3.1 million and $7.9 million in the three and nine months ended December 31, 2022, from $1.7 million and $7.0 million in the three and nine months ended December 31, 2021, respectively. The increase in the three and nine months ended December 31, 2022, was driven by additional shipments of electrical control systems ("ECS") to Inox in the three months ended December 31, 2022.

Cost of Revenues and Gross Margin

Cost of revenues increased by 1% to $23.4 million for the three months ended December 31, 2022, compared to $23.2 million for the three months ended December 31, 2021. Cost of revenues decreased by less than 1% to $69.5 million for the nine months ended December 31, 2022, compared to $69.9 million for the nine months ended December 31, 2021. Gross margin was 2% and 6% for the three and nine months ended December 31, 2022, respectively, compared to 13% for both the three and nine months ended December 31, 2021.  The decrease in gross margin in the three and nine months ended December 31, 2022, was due to lower revenues, contract losses, an unfavorable product mix and inflation pressure in our supply chain.

Operating Expenses

Research and development

Research and development ("R&D") expense decreased 22% in the three months ended December 31, 2022, to $2.1 million from $2.7 million in the three months ended December 31, 2021. R&D expense decreased 15% in the nine months ended December 31, 2022, to $7.1 million from $8.4 million in the nine months ended December 31, 2021. The decrease in R&D expense was due to lower overall compensation expense and an increase in utilization of our research engineers supporting funded projects.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses increased 6% in the three months ended December 31, 2022, to $7.2 million from $6.8 million in the three months ended December 31, 2021. The increase in SG&A expense in the three months ended December 31, 2022, was due to higher stock compensation expense than in the prior year period. SG&A expenses increased 7% to $22.1 million in the nine months ended December 31, 2022, compared to $20.6 million in the nine months ended December 31, 2021. The increase in SG&A expense in the nine months ended December 31, 2022, was due to higher overall sales expense than in the prior year period.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, customer relationships, and other intangible assets of $0.7 million and $2.1 million in the three and nine months ended December 31, 2022, respectively, and $0.6 million and $1.8 million in the three and nine months ended December 31, 2021, respectively. The increase in amortization expense is a result of additional expense tied to the acquisition of Neeltran.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the NEPSI Acquisition resulted in a gain of $0.2 million and $0.3 million in the three and nine months ended December 31, 2022, respectively, compared to a gain of $2.1 million and $4.4 million in the three and nine months ended December 31, 2021, respectively. The change in the fair value was primarily driven by a decreased likelihood of achieving certain revenue targets and a decline in the Company's stock price.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating loss:
Grid	$(7,064)	$(3,691)	$(20,840)	$(14,873)
Wind	(924)	(1,678)	(2,178)	(2,236)
Unallocated corporate expenses	(1,221)	989	(3,152)	927
Total	$(9,209)	$(4,380)	$(26,170)	$(16,182)

Our Grid business segment generated operating losses of $7.1 million and $20.9 million in the three and nine months ended December 31, 2022, compared to operating losses of $3.7 million and $14.9 million in the three and nine months ended December 31, 2021. The increase in the Grid business unit operating loss in the three months ended December 31, 2022, was due to lower gross margins due to an unfavorable product mix, and higher operating expenses. The increase in the Grid business unit operating loss in the nine months ended December 31, 2022 was due to lower revenues and gross margins.

Our Wind business segment generated operating losses of $0.9 million and $2.2 million in the three and nine months ended December 31, 2022, compared to operating losses of $1.7 million and $2.2 million in the three and nine months ended December 31, 2021, respectively. The decrease in the Wind business unit operating loss was due to higher revenues and gross margins.

Unallocated corporate expenses included a gain on contingent consideration of $0.2 million and $0.3 million in the three and nine months ended December 31, 2022. Unallocated corporate expenses consisted of a gain on contingent consideration of $2.1 million and $4.4 million in the three and nine months ended December 31, 2021, respectively. Additionally, unallocated corporate expenses primarily consisted of stock-based compensation expense of $1.4 million and $1.1 million in the three months ended December 31, 2022 and 2021, respectively, and $3.5 million in each of the nine months ended December 31, 2022 and 2021, respectively.

Interest income, net

Interest income, net, was less than $0.1 million in the three months ended December 31, 2022 and 2021, respectively. Interest income, net, was $0.1 million in the nine months ended December 31, 2022 and less than $0.1 million in the nine months ended December 31, 2021.

China dissolution

              China dissolution was $1.9 million in the nine months ended December 31, 2022 compared to no activity in the  three and nine months ended December 31, 2021 . The increase in China dissolution during the nine months ended December 31, 2022, was driven by the liquidation of our China entity, resulting in a foreign currency gain/loss from the cumulative translation release of $1.9 million in the nine months ended December 31, 2022 in which there was no similar transaction in the three and nine months ended December 31, 2021.

Other income (expense), net

Other expense, net, was $0.3 million and less than $0.1 million in the three and nine months ended December 31, 2022, respectively, compared to other income, net, of less than $0.1 million in both the three and nine months ended December 31, 2021. The increase in other expense during the three and nine months ended December 31, 2022, was driven by the impacts of unfavorable fluctuations in foreign currencies during the respective periods.

 Income Taxes

Income tax expense was $0.1 million in each of the three and nine months ended December 31, 2022. Income tax expense was less than $0.1 million in the three months ended December 31, 2021 and income tax benefit was $1.9 million in the nine months ended December 31, 2021. The increase in income tax expense in the three months ended December 31, 2022 compared to the same period in fiscal 2021 was primarily due to lower withholding taxes from foreign jurisdictions in the three months ended December 31, 2022. The increase in income tax expense in the nine months ended December 31, 2022 compared to the same period in fiscal 2021 was a result of the release of the valuation allowance to offset the recording of the deferred tax liability from the Neeltran Acquisition in the nine months ended December 31, 2021.

Net loss

Net loss was $9.6 million and $28.2 million in the three and nine months ended December 31, 2022, compared to $4.3 million and $14.2 million in the three and nine months ended December 31, 2021. The increase in net loss was driven primarily by the increased operating loss due to lower revenues and gross margins.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(9,581)	$(4,324)	$(28,171)	$(14,161)
China dissolution	—	—	1,921	—
Stock-based compensation	1,440	1,120	3,492	3,513
Amortization of acquisition-related intangibles	696	690	2,096	1,979
Acquisition costs	—	—	—	681
Change in fair value of contingent consideration	(220)	(2,110)	(340)	(4,440)
Non-GAAP net loss	$(7,665)	$(4,624)	$(21,002)	$(12,428)

Non-GAAP net loss per share - basic	$(0.27)	$(0.17)	$(0.76)	$(0.46)
Weighted average shares outstanding - basic	27,954	27,352	27,794	27,145

We incurred non-GAAP net losses of $7.7 million and $21.0 million, or $0.27 and $0.76 per share, for the three and nine months ended December 31, 2022, compared to $4.6 million and $12.4 million, or $0.17 and $0.46 per share, for the three and nine months ended December 31, 2021. The increase in the non-GAAP net loss for the three and nine months ended December 31, 2022 was due to a higher operating loss driven by lower gross margin and higher operating expenses.

Liquidity and Capital Resources

We have experienced recurring operating losses and, as of December 31, 2022, had an accumulated deficit of $1,049 million.

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

As of December 31, 2022, we had cash, cash equivalents and restricted cash of $31.4 million, compared to $49.5 million as of March 31, 2022, a decrease of $18.1 million. As of December 31, 2022, we had approximately $1.8 million of cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	December 31, 2022	March 31, 2022
Cash and cash equivalents	$23,685	$40,584
Restricted cash	7,666	8,902
Total cash, cash equivalents, and restricted cash	$31,351	$49,486

For the nine months ended December 31, 2022, net cash used in operating activities was $17.1 million, compared to $15.9 million for the nine months ended December 31, 2021.  The increase in net cash used in operations was due primarily to an increase in inventory purchases offset by accounts receivable collections in the nine months ended December 31, 2022 as compared to December 31, 2021.

For the nine months ended December 31, 2022, net cash used in investing activities was $1.2 million, compared to $7.1 million for the nine months ended December 31, 2021. The decrease in net cash used in investing activities was primarily due to the cash that was used to pay for the Neeltran Acquisition in the nine months ended December 31, 2021. There was no such transaction in the nine months ended December 31, 2022.

For the nine months ended December 31, 2022 and 2021, respectively, net cash provided by financing activities remained consistent at less than $0.1 million.

As of December 31, 2022, we had $1.0 million of restricted cash included in long-term assets and $6.6 million of restricted cash included in current assets.  These amounts of restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects, including the irrevocable letter of credit in the amount of $5.0 million to secure certain of our obligations under the Subcontract Agreement with ComEd. These deposits are held in interest bearing accounts.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of December 31, 2022, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 13, "Contingent Consideration," Note 14, "Debt," Note 15, "Leases" and Note 16, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 will improve the accounting for acquired revenue contracts with customers in a business combination. Following the release of ASU 2021-08 in October 2021, the new effective date will be annual reporting periods beginning after December 15, 2022. We have evaluated the impact of the adoption of ASU 2021-08, and do not expect it to have a material impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 1, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended December 31, 2022 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
October 1, 2022 - October 31, 2022	—	—	—
November 1, 2022 - November 30, 2022	—	—	—
December 1, 2022 - December 31, 2022	—	—	—
Total	—	—	—

(a) During the three months ended December 31, 2022, we did not repurchase shares in connection with our stock-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of December 31, 2022 and March 31, 2022 (ii) Condensed Statements of Operations and Income for the three and nine months ended December 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

		By:	/s/ John W. Kosiba, Jr.
Date:	February 1, 2023		John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)