Form 10-K
period 2023-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2023-05-31
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2022, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($4.38 per share) was $122.5 million.

Number of shares outstanding of the registrant’s Common Stock, as of May 29, 2023 was 29,595,446.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on August 11, 2023, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

AMERICAN SUPERCONDUCTOR CORPORATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our addressable markets, our competitive position, the benefits of our acquisitions, the ongoing impact of the COVID-19 pandemic on our business, financial results and financial condition,  expectations for when our products become operational, capabilities and potential uses of our products, steps taken to enhance liquidity, or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2023, which among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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

Overview

American Superconductor Corporation (together with its subsidiaries, “AMSC®” or the “Company”) was founded on April 9, 1987. At AMSC, we believe that our creativity can meet today’s challenges and help us progress to a better future. That means using future-facing technologies to harmonize the world’s desire for decarbonization and clean energy with the need for more reliable, effective and efficient power delivery. Already, our transformative power solutions are moving the world forward.

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

Right now, we are powering the evolution of a grid that is fit for the future: a more reliable and resilient grid that can incorporate renewable energy sources and our pioneering products, software and control solutions are creating more cost-effective ways for renewables to deliver a cleaner, less carbon-intensive tomorrow. This exciting energy future also depends on computer chips, batteries and fuel cells that are built from silicon, lithium and carbon. All of these building blocks must be mined, processed and assembled. Industrial manufacturers of these essential materials as well as semiconductor manufacturers must be able to power their factories in ways that scale without adding complexity or size. Our voltage compensators, capacitors, transformers and rectifiers can power the energy-intensive factories of the future while reducing the risk of costly power interruptions that could hinder this journey to a better future.

What's more, in an age of increasing global tensions, we are helping to move U.S. Navy ships into the future by installing protection systems that help them stay hidden from our enemies. We help protect and expand the capability of the U.S. Navy surface fleet with advanced superconductor-based systems that provide superior performance advantages to the traditional methods of mine field protection. We see the nascent business serving the Navy as an extension of what we do with our Grid business – this ship is a microcosm of the grid. Our products help manage power with a purpose.

In the wind power market, we enable manufacturers to field highly competitive wind turbines through our advanced power electronics and control system products, engineering, and support services. Our power grid and wind products and services provide exceptional reliability, security, efficiency, and affordability to our customers.

Our power system solutions help to improve energy efficiency, alleviate power capacity and other constraints, improve system resiliency, and increase the adoption of renewable energy generation. Demand for our solutions is driven by: the growing needs for modernized grids that improve power reliability, security, and quality, the U.S. Navy’s effort to upgrade in-board power systems to support fleet electrification, and the need for increased renewable sources of electricity, such as wind and solar energy. Concerns about these factors have led to increased spending by corporations and the military, as well as supportive government regulations and initiatives on local, state and national levels, including renewable portfolio standards, tax incentives, and international treaties. We estimate that the total annual addressable global market for our products and solutions is nearly $9 billion.

Our Company’s addressable market is driven by (i) the nearly $500 billion investment in renewables to update the aging grid for better support in the adoption of intermittent renewable power sources, (ii) the nearly $100 billion investment in the mining and processing of materials as well as the $160 billion investment in semiconductor capacity—both of which are driven by the electrification of transportation, the need to prioritize energy security and bolster domestic supply chains—and (iii) the over $30 billion investment by the U.S. federal government in U.S. military ship systems and capabilities to help ensure performance and security amid geopolitical uncertainty.

Market opportunities

We provide solutions that address four key drivers of our business:

•	the global demand for renewable energy;

•	the global demand for materials for the electrification of transportation, in particular for - electric vehicles;

•	the global demand for semiconductors, driven by the electrification of everything; and

•	the electrification of the Naval fleet to enhance capability.

This all requires an electric grid that is fit for the future.

The Global Demand for Renewables:

We design wind turbines and provide electrical control systems for inside the turbine, that control the wind turbine’s voltage, current, frequency, pitch and yaw. At the substation level, we provide interconnection solutions that allows wind farms to meet utility’s grid code requirements for voltage, power factor and dynamic performance of the plant during unforeseen system disturbances, by utilizing our dynamic voltage management solutions as well as our static voltage management solutions and harmonic filters. We provide field service and spare parts to our global installed base of over 17GW.

The Global Demand for Materials and Electric Vehicles:

We provide transformation, rectification, voltage management and harmonic filtering systems at the substation level that manage input power from the grid and control power for the operation of large-scale industrial equipment such as furnaces, chemical plants, or semiconductor fabrication plants. Our capabilities to control and convert power help ensure continuous flow of stable high-quality power for our customers.

The Global Demand for Semiconductors:

We provide sag mitigation systems, which are a substation level power conditioning system. These systems protect and isolate the factory’s critical processes from power system events that could otherwise trip these sensitive processes causing severe disruptions and loss of a customer’s manufactured products. These systems monitor the semiconductor fabrication plant’s incoming electric supply very closely and react in sub-cycle time frames to mitigate voltage sags and swells to provide a conditioned power to the processes. These sag mitigation systems can include both our dynamic and static voltage management as well as our harmonic filter solutions which are specifically designed to improve the facility's overall power factor and harmonic compliance needs.

The Electrification of the Navy Fleet:

We provide advanced ship protection systems, that are designed to help fleets increase system efficiencies, enhance warfare capabilities, and boost reliability, performance, and security.  We are developing additional solutions for this important market which may include power management and power generation similar to what we do for electric grids.

Our power system products address the renewable power generation and electrical grid and power infrastructure markets:

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

•

Distribution grid. We provide a direct-connect power quality system that is installed on the primary distribution network in communities, business parks, or wherever enhanced power quality is beneficial and is designed to increase the reliability and resiliency of the distribution grid to serve the needs of modern energy consumers. Our systems save utilities time and money by avoiding costly options to strengthen the distribution grid. Our offerings also serve industrial customers looking to power the energy-intensive factories of the future without the risk of costly power interruptions. These industrial customers utilize our voltage compensators, capacitors, harmonic filters, transformers and rectifiers.

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

•	Marine protection systems. We sell advanced degaussing systems to the U.S. Navy. Our degaussing system creates a magnetic signature around a ship to mask the ship against sea mines and torpedoes. Our degaussing system is comprised of much smaller, lighter and higher performing HTS cable coils eliminating an estimated 50-80% of the system weight and reducing overall energy consumption versus copper-based degaussing systems.

•	Solar Power. Our solutions enable the grid to handle more distributed generation in the form of rooftop solar. Our products are designed to allow the existing grid to handle more renewable capacity.

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

•

Turnkey systems. We have developed full system solutions that we sell directly to customers.  This business model leverages our applications expertise, drives value beyond our power electronic and our superconductor based products, and enables us to recognize revenue and take ownership over the marketing and sales of the full systems. Industrial manufacturers of these essential materials must be able to power their factories in ways that scale without adding complexity or size.

•

Scalable, low-cost manufacturing platform. Our manufacturing of proprietary wind turbine electrical control systems and power electronics products are primarily assembly operations with minimal fixed costs.  We can increase the production of these products at costs that we believe are low relative to our competitors. Our proprietary manufacturing technique for Amperium superconductor wire is modular in nature, which allows us to expand manufacturing capacity at a relatively low incremental cost and differentiate ourselves from solutions assembled in the field.

•

Robust patent position and engineering expertise. We have a robust portfolio of awarded patents and patent applications worldwide and have rights through exclusive and non-exclusive licenses to additional patents and patent applications worldwide. We believe our technology and manufacturing knowledge base, customer and product expertise and patent portfolio provide a strong competitive position.

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

•

Product innovation. We have a strong record of developing unique solutions for megawatt-scale power applications and intend to continue our focus on investing in innovation. Recently, our product development efforts have included our Resilient Electric Grid ("REG") system for the transmission electricity grid, SPS for the U.S. Navy, and D-VAR Volt Var Optimization (“VVO”) for the distribution electricity grid.

•	Provide resiliency and protection capabilities. Our products provide resiliency and protection capabilities that support an evolving power grid and protect the navy fleet from rising global threats.

•	Pursue Emerging Overseas Markets and Serve Key Markets Locally. We focus our sales efforts on overseas markets that are investing aggressively in renewable energy and power grid projects. As part of our strategy, we serve our key target markets with local sales and field service personnel, which enables us to understand market dynamics and more effectively anticipate customer needs while also reducing response time. We currently serve target markets such as Australia, Canada, India, South Korea, Japan, Singapore, South Africa, the United Kingdom, Jordan, Mexico, Spain and the United States.

Grid market overview

It is widely believed that the electricity grids around the world require modernization through widespread technology upgrades if they are to maintain reliability while solving rapidly evolving challenges such as more frequent severe weather, threats of physical- and cyber-attacks, expanded renewable generation (both large and small scale) and new types of customer loads such as electric vehicles.  In fact, a series of reports written by the Electric Power Research Institute ("EPRI") in 2016 emphasize the need for increased resiliency, flexibility and connectivity in electric grids.  According to the EPRI reports, the number of geophysical, meteorological, hydrological, and climatological events in the U.S. rose to an all-time high of 247 events in 2010 – up from approximately 200 in 2009 and less than 200 in all years combined from 1980 to 2010.  Available data further indicate that the existing U.S. electrical grid has been stressed by U.S. wind power generation increasing from 6 Gigawatts ("GW") in 2003 to approximately 142.9 GW in 2022, and photovoltaics ("PV") power generation increasing from almost zero in 2003 to approximately 125.9 GW as of the end of 2022.

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

The Biden Administration’s energy plan could positively impact the demand for our new energy power systems solutions. The energy plan intends to reform and extend the tax incentives that generate energy efficiency and clean energy jobs as well as to develop financing mechanisms that leverage private sector dollars to maximize investment in the clean energy revolution. We plan to seek to collaborate with top tier wind turbine manufacturers to provide new wind farm connectivity to the U.S. power grid.

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

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was enacted in August 2022, in part, to address the challenges of climate change. The Inflation Reduction Act is expected to result in the investment of $369 billion in climate solutions and environmental justice. The goal of the Inflation Reduction Act is to reduce emissions by 40 percent by 2030 while restoring U.S. credibility to lead climate action on the global stage.

The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act of 2022”), also was enacted in August 2022 and is intended to enable the re-shoring of critical manufacturing capability to the U.S., which is expected to be beneficial to our business. The CHIPS for America Fund, provides $52.7 billion of funding for the development of U.S. manufacturing, research and development (R&D), and workforce development programs. From this $52.7 billion, $39 billion is allocated to be spent on financial assistance to build, develop, or modernize domestic semiconductor facilities in order to bolster U.S. leadership in the semiconductor industry.

We believe we are well positioned to seize the numerous opportunities presented by the Inflation Reduction Act and the CHIPS Act of 2022.

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

•

Transformers and DC Rectifiers. Our custom transformers and rectifiers combine to form power electronic systems which consists of heavy-duty industrial rectifier transformers and direct current (DC) rectifiers. These systems are installed to produce DC power for electrolytic, furnace, and special processes. They are utilized in all industries including renewables, industrial, chemical, mining, and petro-chemical industries. Our power electronic systems also support renewable wind/solar power plants and can include fully integrated D-VAR and D-VAR VVO actiVAR®, armorVAR™ solutions that are more economical and easier to install to form a complete power solution engineered to the client's specification.

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

Marine market overview

Defense spending has increased over the past six years as the U.S. military moves to rebuild and retool for competition against other great powers. In April 2022, the U.S. Navy’s 2022 shipbuilding plan covering government fiscal years 2023 to 2052, calls for a larger modernized, sustainable and lethal Navy. For a description of risks related to our government contracts, see Part I, Item 1A, “Risk Factors – Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit.

On November 1, 2022, the Navy’s fleet numbered 292 battle force ships—aircraft carriers, submarines, surface combatants, amphibious ships, combat logistics ships, and some support ships. As of April 17, 2023, the Navy included 296 battle force ships.

Since WWII, the Navy fleet has protected its warfare vessels with copper-based degaussing systems. Our HTS-based degaussing system provides world class mine protection while reducing the weight of the degaussing system by an estimated 50-80%, and reducing energy consumption.

We believe that our HTS systems are an enabling technology for the Navy in its mission to create an all-electric ship (Super Ship). Our HTS-based SPS degaussing system has been designed into the San Antonio-class amphibious warfare ship platform, with the first system delivered in January 2022 to be deployed on the USS Fort Lauderdale.  AMSC and the U.S. Navy continue to collaborate on AMSC’s advanced HTS-based ship protection systems. The core components of the ship protection system are common and transferable to other applications being targeted for ship implementation.

Navy fleets worldwide face various challenges, including:

•

Power Capacity. Today’s Navy continues to see increased demand for more power applied from both on and off the ship (shore power). This need is driven by many factors, including the continued development of high-power density advanced weapons systems and sensors. Many power dense applications that naval engineers are working on today are already relying on the independent development of improved power distribution systems for their implementation. Free Electron Lasers, High Power Radar, Laser Self Defense Systems, Electro Magnetic Rail Guns and Active Denial (Directed Energy) systems are just a few of the Navy applications that we believe will demand higher capacity and more efficient energy transfer before deployment to a platform in the fleet can be realized.

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

Our solutions for the marine market

Each Navy ship can be thought of as having its own power grid.  We provide advanced ship protection systems, power management, and power generation systems that are designed to help fleets increase system efficiencies, enhance warfare capabilities, and boost reliability, performance and security. Our systems support the Navy’s mission to “electrify the fleet”.  Our systems allow for the ship to generate a large amount of electrical power and distribute the power through an in-board power system to a propulsion motor by way of a much smaller, lighter, and higher performing HTS cable system, enabling a more advanced, reliable, and secure solution with a smaller footprint. Our solutions include:

•

Ship Protection Systems.  The primary focus of our SPS has been degaussing systems. These systems reduce a naval ship’s magnetic signature, making it much more difficult for a mine to detect and damage a ship.  Traditionally made of heavy copper wire, degaussing is required on all U.S. Navy combat ships.  Our HTS advanced degaussing system is lightweight, compact, and often outperforms its conventional counterpart.  This HTS system is estimated to enable 50-80% reduction in total degaussing system weight, offering significant potential for fuel savings or options to add different payloads. The core components of a degaussing system are transferable to other applications being targeted for ship implementation. Our SPS has been designed into the San Antonio class of amphibious assault vessels, which was first delivered in January 2022 to be deployed on the USS Fort Lauderdale. We are also seeking opportunities to propagate SPS throughout the surface fleet, creating the potential for a relatively long-term revenue stream. Additionally, we are developing a deployable mine countermeasure solution to enhance U.S. Navy capability to manage the threat of minefields.

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

According to GlobalData, a research firm, approximately 85 GW of wind generation capacity were added worldwide in calendar 2022, as compared to 91 GW in calendar 2021. GlobalData anticipates that more than 88 GW of additional capacity will be added in 2023.

According to GlobalData, annual wind installations in India for calendar 2022 were 2.5 GW and for calendar 2023 are estimated to be 2.9 GW.

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

•

Electrical Control Systems. We provide full electrical control systems (“ECS”) to manufacturers of wind turbines designed by us. Our ECS regulate voltage, control power flows and maximize wind turbine efficiency, among other functions. To date, we have shipped core electrical components and complete ECS sufficient to power over 17,000 Megawatts (“MW”) of wind power. We believe our ECS represent approximately 5-10% of a wind turbine’s bill of materials.

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

Customers

We serve customers globally through a localized sales and field service presence in our core target markets.  We have served over 100 customers in the grid market since our inception, including Commonwealth Edison, YMC Incorporated, the U.S. Navy, SSE plc in the United Kingdom, Consolidated Power Projects (Pty) Ltd in South Africa, Fuji Bridex in Singapore, Vestas Wind Systems A/S in Denmark, and Ergon Energy in Australia. Additionally, our sales personnel in the United States are supported by manufacturers' sales representatives. We have designed wind turbines for and licensed wind turbine designs to wind turbine manufacturing customers including Inox Wind Limited ("Inox") in India and Doosan Heavy Industries (“Doosan”) in South Korea.

In fiscal 2022, Fuji Bridex Pte Ltd accounted for 15% of our total revenues. In fiscal 2021, Fuji Bridex Pte Ltd accounted for 14% of our total revenues. No other customer accounted for more than 10% of our total revenues in each of fiscal 2022 and 2021.

Facilities and Manufacturing

Our primary facilities and their primary functions are as follows:

•	Ayer, Massachusetts — Corporate headquarters; Grid segment manufacturing, and research and development

•	Westminster, Massachusetts — Grid segment manufacturing

•	Pewaukee, Wisconsin — Grid segment research and development

•	Richland, Washington — Grid segment research and development

•	Klagenfurt, Austria —Wind segment engineering, research and development, and customer support

•	Queensbury, New York — Grid segment manufacturing

•	New Milford, Connecticut — Grid segment manufacturing

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

We face competition from other companies offering FACTS systems similar to our D-VAR products. These include adaptive VAR compensators, Dynamic voltage restorers (“DVRs”), and STATCOMs produced by ABB, Siemens, Mitsubishi, and Ingeteam, and battery-based uninterruptable power supply (“UPS”) systems offered by various companies around the world.

We face competition from other companies offering medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems similar to our NEPSITM products. These include Controllix PowerSide, Elgin Power Solutions, Scott Engineering and QVARx.

We face competition from other companies offering DC power supply systems similar to our NeeltranTM products. These include SCR Controlled Rectifiers, IGBT-controlled choppers produced by ABB, Siemens, Friem Dynapower, and Nidec offering systems around the world.

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

Our power module conversion equipment and our electrical control systems are designed and integrated into our wind turbine designs in a way to achieve maximum performance of the turbine. Typically, we are the exclusive provider of the power module conversion equipment and electrical control systems for our wind turbine designs. As a result, our power conversion equipment and electrical control systems see limited competition. Other companies that serve the wind turbine components industry include ABB and Emerson. We also face indirect competition in the wind energy market from global manufacturers of wind turbines, such as Siemens Gamesa, General Electric, Vestas and Suzlon. We face competition for the supply of wind turbine engineering design services from design engineering firms such as Aerovide and W2E.

Patents, licenses and trade secrets

Patent Background

An important part of our business strategy is to develop a strong worldwide patent position in all of our technology areas. Our intellectual property (“IP”) portfolio includes both patents we own and patents we license from others. We devote substantial resources to building a strong patent position. Together with the international counterparts of our patents and patent applications, we own a robust portfolio of patents and patent applications worldwide and have rights through exclusive and non-exclusive licenses. We believe that our current patent position, together with our ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient proprietary rights to develop and sell our products. However, for the reasons described below, we cannot assure you that this will be the case.

Despite the strength of our patent position, a number of U.S. and foreign patents and patent applications of third parties relate to our current products, to products we are developing, or to technology we are now using in the development or production of our products. We may need to acquire licenses to those patents, contest the scope or validity of those patents, or design around patented processes or products as necessary. If companies holding patents or patent applications that we need to license are competitors, we believe our patent portfolio will improve our ability to enter into license or cross-license arrangements with these companies. We have already successfully negotiated cross-licenses with several competitors.

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

Grid Patents

We have received patents and filed numerous additional patent applications on power quality and reliability systems, including our D-VAR products. Our products are covered by patents and patents pending worldwide on both our systems and power converter products. The patents and applications focus on inventions that significantly improve product performance and reduce product costs, thereby providing a competitive advantage.

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

Human Capital

We aim to provide a safe and positive work environment for our employees that emphasizes respect for individuals and high standards of integrity.  The health and safety of our employees is of utmost importance to us. Recognizing and respecting our global presence, we strive to maintain a diverse and inclusive workforce everywhere we operate. As of March 31, 2023, we employed 328 persons. None of our employees is represented by a labor union.

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

Information about our Executive Officers

The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	51	President, Chief Executive Officer and Chairman
John W. Kosiba, Jr.	50	Senior Vice President, Chief Financial Officer and Treasurer

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

We were not profitable in fiscal 2022 and have recorded net losses for the last three fiscal years. We may not be profitable in fiscal 2023 or future years.

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

At March 31, 2023, we had approximately $25.7 million of cash, cash equivalents and restricted cash, and during the fiscal year ended March 31, 2023, we used $22.5 million in cash for our operating activities. We have historically experienced net losses. We plan to continue to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

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

In addition, the Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit.

While we have been required to provide performance bonds in the form of surety bonds or other forms of security and letters of credit in the past, the size of the bonds and letters of credit was not material. In recent years, we have entered into contracts that require us to post bonds and to deliver letters of credit of significant magnitude, such as our prior $5.0 million irrevocable letter of credit (secured by a $5.0 million deposit in an escrow account) as part of the agreement with Commonwealth Edison Company (“ComEd”) to install the Resilient Electric Grid (“REG”) system in Chicago. Similarly, in many other instances, we have been required to deposit cash in escrow accounts as collateral for these instruments, which is unavailable to us for general use for significant periods of time. Should we be unable to obtain performance bonds or letters of credit in the future, significant future potential revenue could become unavailable to us. Further, should our working capital situation deteriorate, we would not be able to access the restricted cash to meet working capital requirements.

Changes in exchange rates could adversely affect our results of operations.

Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2022, 45% of our revenues were recognized from sales outside of the United States. In addition, approximately 10% of our revenues in fiscal 2022 were derived under sales contracts where prices were denominated in the Euro. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in a lesser number of orders, and therefore lower revenues, from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations.  However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. If material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

All of our U.S. government contracts, as well as certain of our contracts with third parties that are dependent on U.S. government contracts, can be terminated by the U.S. government for its convenience. Termination-for-convenience provisions typically provide only for our recovery of costs incurred or committed, and for settlement of expenses and profit on work completed prior to termination. In addition to the right of the U.S. government to terminate its contracts with us, U.S. government contracts are conditioned upon the continuing approval by the U.S. Congress of the necessary spending to honor such contracts. Congress often appropriates funds for a program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of many major governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by the U.S. Congress for future fiscal years.  In addition, government shutdowns could prevent or delay such contracts from being funded. Failure by the U.S. Congress to further suspend or increase the debt ceiling could delay or result in the loss of contracts for the procurement of our products and services, and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments.

We cannot be certain that our U.S. government contracts, or our contracts with third parties that relate to projects for the U.S. government will not be terminated or suspended in the future. The U.S. government’s termination of, or failure to fully fund, one or more of our contracts would have a negative impact on our operating results and financial condition. Further, in the event that any of our government contracts are terminated for cause, it could affect our ability to obtain future government contracts which could, in turn, seriously harm our ability to develop our technologies and products.

The COVID-19 pandemic has adversely impacted our business, financial condition and results of operations  and other future pandemics or health crises may have similar impacts.

The COVID-19 pandemic continues to evolve. At times, our suppliers have experienced some production disruption due to the COVID-19 pandemic and certain of our customers have been adversely impacted as well, which have collectively adversely impacted our business, financial condition and results of operations. As a result, we have been experiencing delays or difficulty sourcing products and some inflationary pressure in our supply chains, which have started to and could continue to negatively affect our business and financial results. The extent to which the COVID-19 pandemic continues to impact our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the location, duration and magnitude of future waves of infection, new mutations of the virus, timing, effectiveness and adoption of vaccines, travel restrictions and social distancing in the United States and other countries, the duration and extent of future business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. Other future pandemics or health crises may cause similar disruptions and adversely impact our business, financial condition and results of operations.

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

A significant portion of our Wind segment revenues are derived from Inox. Revenues from Inox are supported by a supply contract to purchase, and a license to make, use and supply, wind turbine ECS.  Inox has been active in the new central and state government auction regime in India and has a cumulative order book of over 1.4 GW. However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. In addition, Inox’s ability to perform under the supply contract has been and may continue to be hampered by the prolonged impacts of the COVID-19 pandemic. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.  Inox has historically failed to post letters of credit and take delivery of forecasted ECS quantities.

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

Any failure, accident, security breach, or cyberattack to our IT Systems or those of third parties upon which we rely could result in disruptions to our operations, loss, damage or compromise to our data, or inappropriate disclosure of confidential information. Any or all of the foregoing could harm our reputation, result in substantial remediation and compliance costs, lead to lost revenues and business opportunities, lead to regulatory investigations and litigation, and related fines or penalties, increase our insurance premiums and have other materially adverse effects on our business and results. Our insurance policies may not cover, or may be insufficient to cover, any or all costs, losses and liability associated with any cyberattacks, security incidents or other disruptions.

Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results.

We are subject to many rapidly evolving privacy and data protection laws and regulations in the United States, Europe and around the world.  This requires us to operate in a complex environment where there are significant constraints on how we can process personal data across our business. For example, European General Data Protection Regulation (the “GDPR”), which became effective in May 2018, has established stringent data protection requirements for companies doing business in or handling personal data of individuals in the European Union. The GDPR imposes obligations on data controllers and processors including the requirement to maintain a record of their data processing and to implement policies and procedures as part of their mandated privacy governance framework. Breaches of the GDPR could result in substantial fines, which in some cases could be up to four percent of our worldwide revenue. In addition, a breach of the GDPR or other data privacy or data protection laws or regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well potential civil claims including class action type litigation. There is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to properly process or protect the data or privacy of third parties or comply with the GDPR, and other laws that have been enacted, such as the Massachusetts Data Privacy Law including The Safeguards Regulations, the California Consumer Privacy Act and other applicable data privacy and data protection regimes.

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

We or third parties on whom we depend may be adversely affected by natural disasters, including events resulting from climate change, and our business continuity and disaster recovery plans may not adequately protect us or our value chain from such events.

Natural disasters (including, but not limited to tornadoes, earthquakes, fires, storms, floods, droughts and extreme temperatures) and chronic changes in the physical environment could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. Climate change may increase the frequency or intensity of such events. If a natural disaster, power outage, or other event, including human acts such as terrorism, occurred that prevented us from fully utilizing our value chain or facilities, that damaged critical infrastructure, such as the manufacturing facilities on which we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

In addition, changes in climate change-related laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional compliance requirements and expenditures, and subject us to additional operational costs and restrictions, including increased energy and raw material costs and other compliance requirements which could negatively impact our reputation, business, capital expenditures, results of operations and financial position.

Risks Related to Our Markets

Adverse changes in domestic and global economic conditions could adversely affect our operating results.

We have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions, including as a result of political instability in the United States. In recent years, financial markets have been volatile and the state of both the domestic and global economies has been uncertain. Political instability in the United States, such as the failure to increase the federal debt ceiling, could lead to further financial market volatility and harm the economy. Adverse credit conditions in the future could have a negative impact on our ability to execute on future strategic activities.  In addition, if credit is difficult to obtain in the future, some customers may delay or reduce purchases. Similarly, inflationary pressures have increased and may increase our costs or force us to increase prices for our products. In particular, in fiscal 2021 and 2022, we experienced substantial inflationary pressure in our supply chain. These events have resulted or could in the future result in higher product costs, reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased accounts receivable and inventory write-offs and increased price competition. We also purchase large amounts of commodity-based raw materials. Prevailing prices for such commodities are subject to fluctuations due to changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Any of these events would likely harm our business, results of operations and financial condition.

Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results.

In recent years, a substantial amount of our consolidated revenues were recognized from customers outside of the United States. For example, 45% of our revenues in fiscal 2022 and 38% of our revenues in fiscal 2021 were recognized from sales outside the United States. We also manufacture certain of our products and purchase a portion of our raw materials and components from suppliers in other foreign countries. The ongoing war between Ukraine and Russia has caused increased raw material costs and material shortages and, as a result, adversely impacted certain of our suppliers. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

The competition in these markets could adversely affect our operating results by reducing the volume of the products we sell or the prices we can charge. These competitors may be able to respond more rapidly than us to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. Our success depends significantly upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, our business will suffer. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.

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

Industry consolidation could result in more powerful competitors and fewer customers.

Competitors in the industries in which we operate are consolidating. If our competitors consolidate, they likely will increase their market share, gain economies of scale that enhance their ability to compete with us and/or acquire additional products and technologies that could displace our product offerings. Our customer base also is undergoing consolidation. Consolidation within our customers’ industries could affect our customers and their relationships with us. If one of our competitors’ customers acquires any of our customers, we may lose that business. Additionally, if our customers become larger and more concentrated, they could exert pricing pressure on all suppliers, including us. If we were to lose market share or customers or face pricing pressure due to consolidation of our customers, our results of operations and financial condition could be adversely affected.

The increasing focus on environmental sustainability and social initiatives could increase our costs, and inaction could harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon any sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition. While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve our ESG profile, such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.  Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. We have limited and in some instances no visibility or control over these scores or their underlying methodologies.  Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. In addition, this emphasis on environmental, social, and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations, or reporting requirements, our reputation and business could be adversely impacted.

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

Moreover, we could incur substantial litigation costs in defending the validity of or enforcing our own patents. We also rely on trade secrets and proprietary know-how to protect our intellectual property. However, our confidentiality agreements and other safeguards may not provide meaningful protection for our trade secrets and other proprietary information. If the patents that we own or license or our trade secrets and proprietary know-how fail to protect our technologies, our market position may be adversely affected.

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

The following table summarizes information regarding our significant properties, as of March 31, 2023:

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

Holders

The number of holders of record of our common stock on May 29, 2023 was 175.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from March 31, 2018 to March 31, 2023 with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Electrical Components & Equipment Index.

This graph assumes the investment of $100.00 on March 31, 2018 in our common stock, the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index, and assumes any dividends are reinvested. Measurement points are March 31, 2018; March 31, 2019; March 31, 2020; March 31, 2021; March 31, 2022; and March 31, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among American Superconductor Corporation,

the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index

	Fiscal year ended March 31,
Company/Index	2018	2019	2020	2021	2022	2023
American Superconductor Corporation	100.00	220.96	94.16	325.77	130.76	84.36
Nasdaq Composite Index	100.00	111.71	116.65	198.48	191.21	176.12
Nasdaq Electrical Components & Equipment Index	100.00	107.33	82.52	155.74	139.45	156.80

Item 6.	RESERVED

Item 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year beginning on April 1 of that same year. For example, fiscal 2022 refers to the fiscal year beginning on April 1, 2022. Other fiscal years follow similarly.

On October 31, 2018, we entered into a Subcontract Agreement with Commonwealth Edison Company (“ComEd”) (the “Subcontract Agreement”) for the manufacture and installation of the Company’s resilient electric grid ("REG") system within ComEd’s electric grid in Chicago, Illinois (the “Project”), which became effective on June 20, 2019. Under the terms of the Subcontract Agreement, we agreed, among other things, to provide the REG system and to supervise ComEd’s installation of the REG system in Chicago. As part of our separate cost sharing arrangement with DHS under the Prime Contract, we received funding provided by DHS in connection with the Subcontract Agreement of approximately $10.0 million, which represents the total amount of revenue we recognized over the term of the Subcontract Agreement and includes $1.0 million that we agreed to reimburse ComEd for costs incurred by ComEd while undertaking its tasks under the Subcontract Agreement (the “Reimbursement Amount”). In addition, we were required to deliver an irrevocable letter of credit in the amount of $5.0 million to secure certain Company obligations under the Subcontract Agreement, which we did, and deposited $5.0 million in an escrow account as collateral to secure such letter of credit. This irrevocable letter of credit was terminated and the full $5.0 million was returned from escrow to us during the fiscal year ended March 31, 2023.

We are experiencing substantial inflationary pressure in our supply chain and some delays in sourcing materials needed for our products, resulting in some production disruption both of which have increased our cost of revenues and decreased gross margin. Changes in macroeconomic and market conditions arising from the COVID-19 pandemic, or for other reasons, such as the ongoing war between Russia and Ukraine, inflation, rising interest rates, instability of financial institutions, political instability in the United States, including failure to raise the federal debt ceiling, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on our business, financial condition and results of operation.

From time-to-time we may undertake restructuring activities in order to align our global organization in a manner that we believe will better position us to achieve our long-term goals. In January 2023, we undertook a reduction in force that involved approximately 5% of our global workforce. This restructuring will cause us to incur $1.0 million of cash expense and is expected to result in annualized cost savings of approximately $5 million, beginning in fiscal 2023.

In February 2023, we completed the process of determining and verifying our eligibility and amount of payroll tax credits known as the Employee Retention Credit (“ERC”) under the CARES Act which Congress enacted as part of the Taxpayer Certainty and Disaster Tax Relief Act of 2020.  This resulted in filing certain amended payroll tax forms for eligible quarters in 2020 and 2021, which, in the aggregate, totaled $3.3 million. We have accordingly recognized a receivable in prepaid expenses and other current assets and a benefit to cost of revenues and operating expenses in the quarter ended March 31, 2023.

Results of Operations

Fiscal Years Ended March 31, 2023 and March 31, 2022

Revenues

Total revenues decreased by 2% to $106.0 million in fiscal 2022 from $108.4 million in fiscal 2021. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2023	2022
Revenues:
Grid	$94,631	$98,876
Wind	11,353	9,559
Total	$105,984	$108,435

Revenues in our Grid business unit are derived from our D-VAR product sales, NEPSI product sales, Neeltran product sales, HTS wire sales, ship protection systems ("SPS"), government-sponsored electric utility projects and other prototype development contracts. We also engineer, install and commission our products on a turnkey-basis for some customers. The Grid business unit accounted for 89% of total revenues in fiscal 2022 and 91% in fiscal 2021. Grid revenues decreased 4% to $94.6 million in fiscal 2022 from $98.9 million in fiscal 2021. The decrease in revenues was driven by lower D-VAR revenues than in the prior year period.

Revenues in our Wind business unit are derived from wind turbine electrical control systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business unit accounted for 11% of total revenues in fiscal 2022 and 9% in fiscal 2021. Revenues in the Wind business unit increased 19% to $11.4 million in fiscal 2022 from $9.6 million in fiscal 2021. The increase over the prior year period was primarily driven by shipments of electrical control systems ("ECS") to INOX in fiscal 2022, compared to fiscal 2021.

Cost of Revenues and Gross Margin

Cost of revenues increased by 3% to $97.5 million in fiscal 2022, compared to $94.9 million in fiscal 2021. Gross margin decreased to 8% in fiscal 2022 from 12% in fiscal 2021. The decrease in gross margin in fiscal 2022 was due to an unfavorable product mix, inflation pressure in our supply chain, and additional expenses incurred to complete and deliver certain projects from the preacquisition Neeltran backlog. Included in cost of revenues is a $1.8 million benefit from the ERC recognized in fiscal 2022. Cost of revenues in fiscal 2022 and fiscal 2021 includes total amortization expense of less than $0.1 million as a result of the acquired backlog intangible assets from our acquisitions of Northeast Power Systems, Inc. and related assets ("NEPSI") and Neeltran, Inc. and related assets ("Neeltran").

Operating Expenses

Research and development

Research and development (“R&D”) expenses decreased by 14% to $9.0 million, or 8% of revenue in fiscal 2022, compared to $10.5 million, or 10% of revenue, in fiscal 2021. Included in R&D is a $0.7 million benefit from the ERC recognized in fiscal 2022. The decrease in R&D expenses is primarily a result of lower total compensation expense.

Selling, general, and administrative

Selling, general and administrative (“SG&A”) expenses increased by 4% to $28.7 million, or 27% of revenue in fiscal 2022 from $27.5 million, or 25% of revenue, in fiscal 2021. Included in SG&A is a $0.8 million benefit from the ERC recognized in fiscal 2022.

Amortization of acquisition related intangibles

We recorded $2.7 million in fiscal 2022 and $2.5 million in fiscal 2021 in amortization expense related to our core technology and know-how, customer relationships, and other intangible assets.  The increase in amortization expense is primarily a result of the Neeltran acquisition.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the NEPSI acquisition resulted in a loss of $ 0.1 million in fiscal 2022. The change in the fair value of our contingent consideration for the earnout payment on the NEPSI acquisition resulted in a gain of $5.9 million in fiscal 2021. The change in the fair value was primarily driven by the change in our stock price and assumptions on likelihood of achieving revenue targets.

Restructuring

We recorded restructuring charges of $1.0 million in fiscal 2022 for severance pay as a result of the reduction in force announced on January 24, 2023. There were no restructuring charges recorded in fiscal 2021.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2023	2022
Operating income (loss):
Grid	$(24,615)	$(20,725)
Wind	(2,547)	(1,554)
Unallocated corporate expenses	(5,847)	1,190
Total	$(33,009)	$(21,089)

The Grid segment generated an operating loss of $24.6 million in fiscal 2022 and $20.7 million in fiscal 2021. The increase in the Grid business unit operating loss was due to lower gross margins driven by a less favorable product mix and additional expenses incurred to deliver on the Neeltran acquired backlog. In addition, Grid segment operating loss includes a $3.3 million benefit from the ERC that was recognized in fiscal 2022.

The Wind segment generated an operating loss of $2.5 million in fiscal 2022 and $1.6 million in fiscal 2021. The increase in the Wind business unit operating loss was due to lower gross margins in fiscal 2022, compared to fiscal 2021.

Unallocated corporate expenses in fiscal 2022 consisted of a loss on contingent consideration of $0.1 million, stock-based compensation expense of $4.7 million and a restructuring charge of $1.0 million. Unallocated corporate expenses in fiscal 2021 consisted of a gain on contingent consideration of $5.9 million offset by stock-based compensation expense of $4.7 million.

Interest income, net

Interest income, net was $0.3 million in fiscal 2022 compared to $0.1 million for fiscal 2021. The increase in interest income, net, was due to increased interest rates in fiscal 2022.

China dissolution

China dissolution expense was $1.9 million in fiscal 2022 compared to no activity in fiscal 2021. The China dissolution expense during fiscal 2022, was driven by the liquidation of our China entity, resulting in a foreign currency loss from the cumulative translation release of $1.9 million in fiscal 2022 in which there was no similar transaction in fiscal 2021.

Other expense, net

Other expense, net was $0.1 million in fiscal 2022, compared to other expense, net of less than $0.1 million in fiscal 2021. The increase in other expense was driven by the impacts of fluctuations in foreign currencies in fiscal 2022.

Income Taxes

We recorded an income tax expense of $0.2 million in fiscal 2022 compared to income tax benefit of $1.8 million in fiscal 2021. The increase in income tax expense is a result of purchase accounting for the acquired intangible assets and the resulting deferred tax liability from the NEPSI Acquisition in the prior year. The Company recorded a deferred tax liability of $2.3 million, primarily for the difference in book and tax basis on the intangible assets acquired in fiscal 2021. As a result, the Company was able to benefit from additional deferred tax assets and therefore released a corresponding valuation allowance of $2.3 million during the fiscal year ended March 31, 2022. The tax benefit was offset during fiscal 2021 by income tax expense in foreign jurisdictions.

Net loss

Net loss was $35.0 million in fiscal 2022, compared to net loss of $19.2 million in fiscal 2021.  The increase in net loss was driven primarily by lower gross margins, the impact of the China dissolution in fiscal 2022 and partially offset by the ERC benefit.

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

We define non-GAAP net loss as net loss before stock-based compensation, amortization of acquisition-related intangibles, acquisition costs, changes in fair value of contingent consideration, China dissolution, ERC tax benefit, and other non-cash or unusual charges.  We believe non-GAAP net loss assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net loss as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net loss is set forth in the table below (in thousands, except per share data):

	Year ended March 31,
	2023	2022
Net loss	$(35,041)	$(19,193)
Stock-based compensation	4,729	4,661
Amortization of acquisition-related intangibles	2,784	2,623
Acquisition costs	-	681
Change in fair value of contingent consideration	70	(5,850)
China dissolution	1,921	—
ERC tax benefit	(3,283)	—
Non-GAAP net loss	(28,820)	(17,078)

Non-GAAP net loss per share	$(1.03)	$(0.63)
Weighted average shares outstanding - basic and diluted	27,848	27,203

We incurred non-GAAP net losses of $28.8 million or $1.03 per share for fiscal 2022, compared to $17.1 million, or $0.63 per share, for fiscal 2021. The increase in non-GAAP net loss in fiscal 2022 compared to fiscal 2021 was due to a higher operating loss driven by lower gross margins.

Liquidity and Capital Resources

We have experienced recurring operating losses and as of March 31, 2023 had an accumulated deficit of $1,055.5 million.

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

At March 31, 2023, we had cash, cash equivalents and restricted cash of $25.7 million, compared to $49.5 million at March 31, 2022, a decrease of $23.8 million. As of March 31, 2023, we had approximately $1.9 million of cash, cash equivalents and restricted cash in foreign bank accounts.  Our cash, cash equivalents and restricted cash are summarized as follows (in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$23,360	$40,584
Restricted cash	2,315	8,902
Total cash, cash equivalents and restricted cash	$25,675	$49,486

Net cash used in operating activities was $22.5 million and $19.0 million in fiscal 2022 and 2021, respectively.  The increase in net cash used in operations in fiscal 2022 compared to fiscal 2021 was driven primarily by purchases of inventory and decreased cash collections in fiscal 2022.

Net cash used in investing activities was $1.5 million and $7.2 million in fiscal 2022 and 2021, respectively. The decrease in net cash used in investing activities in fiscal 2022 compared to fiscal 2021 was due primarily to the Neeltran acquisition in fiscal 2021, in which no similar transaction occurred in fiscal 2022.

Net cash provided by financing activities was $0.2 million and $0.1 million in fiscal 2022 and 2021, respectively.  The increase in net cash provided by financing activities in fiscal 2022 compared to fiscal 2021 was primarily due to the repurchase of treasury stock in fiscal 2021, in which no similar transaction occurred in fiscal 2022.

.

At March 31, 2023, we had $0.6 million of restricted cash included in long-term assets and $1.7 million of restricted cash in short-term assets.  At March 31, 2022, we had $6.1 million of restricted cash included in long-term assets and $2.8 million of restricted cash in short-term assets. These amounts included in restricted cash primarily represent collateral deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts. The restricted cash held in escrow in long-term assets at the end of March 31, 2022 securing the letter of credit with Com Ed on the REG project was released back to us in the fourth quarter of fiscal 2022.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of March 31, 2023, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 12, "Contingent Consideration," Note 14, "Debt," Note 15, "Leases" and Note 17, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. Our liquidity is highly dependent on our ability to increase revenues, control our operating costs, and our ability to raise additional capital, if necessary. There can be no assurance that we will be able to raise additional capital on favorable terms or at all, or execute on any other means of improving our liquidity as described above.  Additionally, the impact of the COVID-19 pandemic or other sources of instability, including the ongoing war between Russia and Ukraine, instability of financial institutions and political instability in the United States, on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity. We also continue to closely monitor our expenses and, if required, we intend to reduce our operating and capital spending to enhance liquidity.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Following the release of ASU 2019-10 in November 2019, the new effective date, as long as we remain a smaller reporting company, would be annual reporting periods beginning after December 15, 2022. We evaluated the impact of the adoption of ASU 2016-13, and we do not expect it to have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 will improve the accounting for acquired revenue contracts with customers in a business combination. Following the release of ASU 2021-08 in October 2021, the new effective date will be annual reporting periods beginning after December 15, 2022. We evaluated the impact of the adoption of ASU 2021-08, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 will improve financial reporting by requiring disclosures that increase the transparency of transactions with government accounted for by applying a grant or contribution accounting model by analogy. Following the release of ASU 2021-10 in November 2021, the new effective date will be annual reporting periods beginning after December 15, 2021. As of April 1, 2022, we adopted ASU 2021-10 and noted no material impact on our consolidated financial statements.

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

See Note 4, “Revenue Recognition,” for additional information.

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

We evaluate recoverability of long-lived assets and definite-lived intangible assets by estimating the undiscounted future cash flows associated with the expected uses and disposition of those assets. When those comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, we recognize an impairment loss for the amount that the carrying value exceeds the fair value. The Company has not made any material changes to the method of evaluating for impairment during the last three years.  There were no indicators requiring further impairment testing on our long-lived assets during the fiscal years ended March 31, 2023 or 2022.

Goodwill

Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. We perform our annual assessment of goodwill on February 28th of each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. An entity is permitted to first assess qualitatively whether it is necessary to perform a goodwill impairment test. Significant judgment is required to determine if an indication of impairment has taken place. Factors to be considered include the following: adverse change in operating results, decline in strategic business plans, significantly lower future cash flows, and sustainable declines in market data such as market capitalization. The quantitative impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We determine the fair value of a reporting unit, using a methodology which combines an income approach, using a discounted cash flow method, with a market approach. The income approach includes estimates and assumptions about revenue growth rates, operating margins and terminal growth rates, discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. These estimates are based on historical experiences, our projects of future operating activity and our weighted-average cost of capital. A significant change in events, circumstances or any of these assumptions could adversely affect these estimates, which could result in an impairment.

We performed our annual assessment of goodwill on February 28, 2023 and noted no triggering events from the analysis date to March 31, 2023 and determined that there was no impairment to goodwill. See Note 5, “Goodwill,” for further information regarding our goodwill valuation assumptions.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of American Superconductor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Superconductor Corporation and its subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 31, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Notes 2 and 4 of the consolidated financial statements, a significant portion of the Company’s revenue is generated pursuant to nonstandard written contractual arrangements to design, develop, and/or manufacture products, and to provide related technical and other services according to the specifications of the customers. Because of the uniqueness of the terms and conditions in the customer contracts, there is significant analysis, and at times significant judgments, that are made by management when evaluating the contracts for proper revenue recognition. The Company’s performance obligations under these contractual agreements are satisfied over time. For performance obligations satisfied over time, revenue is generally recognized by measuring progress through costs incurred to date relative to total estimated costs at completion, which requires management to estimate both total expected project costs and expected gross margin, including evaluating customer change orders, to determine the appropriate amount of revenue to recognize, which can require significant management judgment.

We identified revenue recognition pertaining to customer contracts satisfied over time as a critical audit matter as there are significant judgments exercised by management in determining revenue recognition. Given the high degree of management judgment involved in analyzing the terms and conditions of the Company’s unique customer contracts and the various management estimates that are used in the revenue calculations, the audit effort required to evaluate management’s judgments in determining revenue recognition for the Company’s contracts was extensive and required a high degree of auditor judgment.

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

o

Obtained customer contract, related invoices, purchase orders, and management revenue recognition analysis for each testing selection, to evaluate if relevant contractual terms and transaction price were appropriately considered by management and conclusions on revenue recognition method were in accordance with the relevant accounting guidance; and

o	Evaluated management’s estimations of total contract cost and contract profit by assessing actual costs to date against projections made throughout the course of the contract term.

Goodwill Impairment

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s goodwill balance was $43.5 million as of March 31, 2023. Management tests goodwill for impairment, at the reporting unit level, as of February 28 of each fiscal year, or more frequently if events or changes in circumstances indicate the asset might be impaired. To test goodwill for impairment, management compares the estimated fair value of each reporting unit with the carrying amount of each reporting unit, including the recorded goodwill. In estimating the fair value of each reporting unit, management uses a methodology which combines an income approach, using a discounted cash flows method, with a market approach, using a peer-based guideline company method based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics.

We identified the goodwill impairment assessment for the Company’s reporting units with material goodwill as a critical audit matter because of the significant estimates and assumptions used by management when estimating the fair value of the these reporting units, including management’s forecasts of revenue and expense growth rates and management’s selection of the discount rates for the income approaches and management’s estimates of the multiples of earnings of comparable entities with similar operations and economic characteristics for the market approaches. Auditing management’s estimates and assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our fair value specialists, due to the impact these assumptions have on the goodwill impairment assessment.

Our audit procedures related to the assessment of goodwill impairment included the following, among others:

●	We obtained an understanding of the relevant controls relating to management's goodwill impairment assessment and tested such controls for design and operating effectiveness, including controls over management's review of the significant assumptions used in the estimate of fair value, such as forecasted revenue growth rates, gross margin, and selected discount rates.
●	We evaluated the reasonableness of management's forecasts of revenue and expense growth rates, including comparing projections to historical results.
●	We tested the underlying data used by management in their development of forecasts of revenue and expense growth rates for accuracy and completeness.
●	We evaluated the reasonableness of management's selection of comparable entities with similar operations and economic characteristics.
●	With the assistance of our valuation specialists, we evaluated the reasonableness of the Company's valuation methodology and significant assumptions by:
o

Evaluating the reasonableness of the discount rate and multiples of earnings by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.

o	Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

Boston, Massachusetts

May 31, 2023

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	March 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$23,360	$40,584
Accounts receivable	30,665	20,280
Inventory	36,986	23,666
Prepaid expenses and other current assets	13,429	7,052
Restricted cash	1,733	2,754
Total current assets	106,173	94,336

Property, plant and equipment, net	12,309	13,656
Intangibles, net	8,527	11,311
Right-of-use asset	2,857	3,502
Goodwill	43,471	43,471
Restricted cash	582	6,148
Deferred tax assets	1,114	1,224
Other assets	528	239
Total assets	$175,561	$173,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$38,383	$29,140
Lease liability, current portion	808	740
Debt, current portion	75	72
Contingent consideration	1,270	1,200
Deferred revenue, current portion	43,572	22,812
Total current liabilities	84,108	53,964

Deferred revenue, long term portion	7,188	7,222
Lease liability, long term portion	2,184	2,900
Deferred tax liabilities	243	297
Debt, long-term portion	15	90
Other liabilities	26	25
Total liabilities	93,764	64,498

Commitments and contingencies (Note 17)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 29,937,119 and 28,919,990 shares issued and 29,539,488 and 28,522,359 shares outstanding at March 31, 2023 and 2022, respectively	299	289
Additional paid-in capital	1,139,113	1,133,536
Treasury stock, at cost, 397,631 at March 31, 2023 and 2022, respectively	(3,639)	(3,639)
Accumulated other comprehensive income (loss)	1,571	(291)
Accumulated deficit	(1,055,547)	(1,020,506)
Total stockholders' equity	81,797	109,389
Total liabilities and stockholders' equity	$175,561	$173,887

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2023	2022
Revenues	$105,984	$108,435
Cost of revenues	97,463	94,943
Gross profit	8,521	13,492

Operating expenses:
Research and development	8,966	10,470
Selling, general and administrative	28,700	27,494
Amortization of acquisition related intangibles	2,746	2,467
Change in fair value on contingent consideration	70	(5,850)
Restructuring	1,048	—
Total operating expenses	41,530	34,581

Operating loss	(33,009)	(21,089)

Interest income, net	252	75
China dissolution	(1,921)	-
Other expense, net	(148)	(28)

Loss before income tax expense (benefit)	(34,826)	(21,042)
Income tax expense (benefit)	215	(1,849)
Net loss	$(35,041)	$(19,193)

Net loss per common share
Basic	$(1.26)	$(0.71)
Diluted	$(1.26)	$(0.71)

Weighted average number of common shares outstanding
Basic	27,848	27,203
Diluted	27,848	27,203

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended March 31,
	2023	2022
Net loss	$(35,041)	$(19,193)
Other comprehensive (loss) gain, net of tax:
China dissolution	1,921	-
Foreign currency translation loss	(59)	(14)
Total other comprehensive (loss) gain, net of tax	1,862	(14)
Comprehensive loss	$(33,179)	$(19,207)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2021	27,988	$280	$1,121,495	$(3,593)	$(277)	$(1,001,313)	$116,592
Issuance of common stock - ESPP	28	—	$241	—	—	—	$241
Issuance of common stock - Bonus payments	158	2	2,278	—	—	—	2,280
Issuance of common stock - restricted shares	404	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	4,661	—	—	—	4,661
Issuance of stock for 401(k) match	40	—	481	—	—	—	481
Issuance of common stock - Neeltran acquisition	302	3	4,384	—	—	—	4,387
Repurchase of treasury stock	—	—	—	(46)	—	—	(46)
Cumulative translation adjustment	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(19,193)	(19,193)
Balance at March 31, 2022	28,920	$289	$1,133,536	$(3,639)	$(291)	$(1,020,506)	$109,389
Issuance of common stock - ESPP	60	1	234	—	—	—	235
Issuance of common stock - restricted shares	827	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	4,729	—	—	—	4,729
Issuance of stock for 401(k) match	130	1	622	—	—	—	623
Cumulative translation adjustment	—	—	—	—	1,862	—	1,862
Net loss	—	—	—	—	—	(35,041)	(35,041)
Balance at March 31, 2023	29,937	$299	$1,139,113	$(3,639)	$1,571	$(1,055,547)	$81,797
				)		)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,041)	$(19,193)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,361	5,341
Stock-based compensation expense	4,729	4,661
Provision for excess and obsolete inventory	1,467	1,902
Deferred income taxes	24	(2,403)
Change in fair value of contingent consideration	70	(5,850)
China dissolution	1,921	—
Non-cash interest income	—	(49)
Other non-cash items	600	525
Unrealized foreign exchange gain on cash and cash equivalents	(226)	(186)
Changes in operating asset and liability accounts:
Accounts receivable	(10,360)	(3,760)
Inventory	(14,796)	(3,307)
Prepaid expenses and other current assets	(5,757)	(420)
Accounts payable and accrued expenses	8,660	4,695
Deferred revenue	20,863	(933)
Net cash used in operating activities	(22,485)	(18,977)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,236)	(938)
Cash paid for acquisition, net of cash received	—	(11,479)
Proceeds from the maturity of marketable securities	—	5,189
Change in other assets	(281)	65
Net cash used in investing activities	(1,517)	(7,163)

Cash flows from financing activities:
Repurchase of treasury stock	—	(46)
Repayment of debt	(73)	(53)
Proceeds from exercise of employee stock options and ESPP	235	241
Net cash provided by financing activities	162	142

Effect of exchange rate changes on cash, cash equivalents and restricted cash	29	(55)

Net decrease in cash, cash equivalents and restricted cash	(23,811)	(26,053)
Cash, cash equivalents and restricted cash at beginning of year	49,486	75,539
Cash, cash equivalents and restricted cash at end of year	$25,675	$49,486

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	350	$531
Non-cash investing and financing activities
Issuance of common stock in connection with the purchase of Neeltran, Inc.	—	4,387
Issuance of common stock to settle liabilities	623	2,761

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

Liquidity

The Company has historically experienced recurring operating losses and as of March 31, 2023, the Company had an accumulated deficit of $1,055.5 million. In addition, the Company has historically experienced recurring negative operating cash flows. At March 31, 2023, the Company had cash and cash equivalents of $23.4 million. Cash used in operations for the year ended  March 31, 2023 was $22.5 million.

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

The Company is experiencing substantial inflationary pressure in its supply chain and some delays in sourcing materials needed for its products resulting in some disruption, both of which have increased the Company's cost of revenues and decreased gross margin. Changes in macroeconomic conditions arising from the COVID-19 pandemic or for other reasons, such as ongoing war between Russia and Ukraine, inflation, rising interest rates, instability of financial institutions and political instability in the United States, including failure to raise the federal debt ceiling, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on the Company's business, financial condition and results of operation.

From time-to-time the Company  may undertake restructuring activities in order to align the global organization in a manner that the Company believes will better position it to achieve its long-term goals. In January 2023, the Company undertook a reduction in force that involved approximately 5% of the global workforce. This restructuring will cause the Company to incur $1.0 million of cash expense and is expected to result in annualized cost savings of approximately $5 million, beginning in fiscal 2023.

The Company believes that based on the information presented above and its annual management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the financial statements for the year ended March 31, 2023. The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, and its ability to raise additional capital, if necessary. The impact of the COVID- 19 pandemic and other sources of instability, including the war between Russia and Ukraine, instability of financial institutions and political instability in the United States on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

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

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for doubtful accounts. The Company’s accounts receivable relate principally to a limited number of customers. As of  March 31, 2023, Anovion LLC and Fuji Bridex PTE Ltd accounted for approximately 21% and 15% of the Company's accounts receivable balance, respectively, with no other customers accounting for greater than 10% of the balance. As of March 31, 2022, Fuji Bridex PTE Ltd accounted for approximately 31% of the Company's accounts receivable balance, with no other customers accounting for greater than 10% of the balance. Changes in the financial condition or operations of the Company’s customers may result in delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such, the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for doubtful accounts, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

For the fiscal years ended  March 31, 2023 and 2022, the Company recorded inventory reserves of approximately $1.5 million and $1.9 million, respectively, based on evaluating its ending inventory on hand for excess quantities and obsolescence.

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

There were no indicators requiring impairment testing on the Company's long-lived assets during the fiscal years ended  March 31, 2023 and 2022.

Goodwill

Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. The Company performs its annual assessment of goodwill on February 28th of each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. An entity is permitted to first assess qualitatively whether it is necessary to perform a goodwill impairment test. The quantitative impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company determines the fair value of a reporting unit, using a methodology which combines an income approach, using a discounted cash flow method, with a market approach. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should consider the totality of all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit.  If the carrying value of a reporting unit exceeds the reporting unit’s fair value, then an impairment charge is recognized reducing the goodwill by the excess of the carrying amount over the fair value, not to exceed the total amount of the goodwill allocated to the that reporting unit. See Note 5, "Goodwill" for further information and discussion.

The Company performed its annual assessment of goodwill on February 28, 2023 and noted no triggering events from the analysis date to  March 31, 2023 and determined that there was no impairment to goodwill.  Additionally, there was no impairment identified for the fiscal year ended  March 31, 2022 based on the assessment performed in the prior fiscal year.

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

Infrequently, the Company receives requests from customers to hold product being purchased from us for a valid business purpose. The Company recognizes revenues for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has been transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; there are no continuing performance obligation in regards to the purchased product and these products have been segregated from the Company's inventories and cannot be used to fill other orders received. Revenue for the fiscal year ended March 31, 2023 included $0.6 million from such held transactions. Revenues for the fiscal year ended March 31, 2022 included $1.2 million from such held transactions.

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

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.  See Note 14, “Income Taxes,” for further information regarding its income tax assumptions and expenses.

Stock-Based Compensation

The Company accounts for stock-based payment transactions using a fair value-based method and recognizes the related expense in the results of operations.

Stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with service and performance conditions. For awards with service conditions only, the Company recognizes compensation cost on a straight-line basis over the requisite service/vesting period. For awards with performance conditions, estimates of compensation cost are made based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

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

Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the fiscal years ended  March 31, 2023 and 2022, common equivalent shares of 1,421,771, and 1,495,402, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. Of these, 1.0 million relate to shares tied to the derivative liability for which the contingency has not yet been met. The following table reconciles the numerators and denominators of the EPS calculation for the fiscal years ended  March 31, 2023 and 2022 (in thousands except per share amounts):

	Fiscal year ended March 31,
	2023	2022
Numerator:
Net loss	$(35,041)	$(19,193)
Denominator:
Weighted-average shares of common stock outstanding	29,038	28,293
Weighted-average shares subject to repurchase	(1,190)	(1,090)
Shares used in per-share calculation ― basic	27,848	27,203
Shares used in per-share calculation ― diluted	27,848	27,203
Net loss per share ― basic	$(1.26)	$(0.71)
Net loss per share ― diluted	$(1.26)	$(0.71)

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency. The assets and liabilities of AMSC Austria are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Net foreign currency gains and losses are included in other income (expense), net on the consolidated statements of operations was $0.1 million and less than $0.1 million, for the fiscal years ended  March 31, 2023 and 2022, respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.

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

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to obtain additional contract modifications in the year ending March 31, 2024 and beyond as incremental funding is authorized and appropriated by the government.

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

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and derivatives. The carrying amounts of cash and cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued expenses due to their short nature approximate fair value at  March 31, 2023 and 2022. The estimated fair values have been determined through information obtained from market sources and management estimates. Changes in fair value are recorded to other income (expense), net. The fair value for the contingent consideration is estimated using a Monte Carlo simulation and subject to revaluation at each balance sheet date.  The fair value for the warrant arrangements was historically estimated by management based on various assumptions in a lattice model and was subject to revaluation at each balance sheet date.  The Company classifies the estimates used to fair value these instruments as Level 3 inputs. See Note 6, “Fair Value Measurements” for a full discussion on fair value measurements.

3. Acquisitions

2021 Acquisition of Neeltran

On May 6, 2021, the Company entered into a Purchase and Sale Agreement (the "Real Property Purchase Agreement") and a Stock Purchase Agreement (the "Neeltran Stock Purchase Agreement") with the selling equity holders named therein.

Pursuant to the terms of the Neeltran Stock Purchase Agreement, the Company purchased all of the issued and outstanding shares of capital stock of Neeltran, Inc., a Connecticut corporation ("Neeltran") and Neeltran International, Inc., a Connecticut corporation ("International") for $1.0 million in cash and 301,556 shares of the Company's common stock, $.01 par value per share ("AMSC Shares"), that were paid and issued, respectively, to the Neeltran selling stockholders (the "Neeltran Acquisition"). The Company also paid $1.1 million to International selling stockholders to pay off previous loans made by them to Neeltran.

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

The Neeltran Acquisition completed by the Company during the fiscal year ended  March 31, 2022, has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of Neeltran Acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. As Neeltran was previously a private company, the adoption of Accounting Standards Codification 842 ("ASC 842") was completed as part of the Neeltran Acquisition. See Note 16 "Leases" for further details. Neeltran had previously adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") as part of prior year audited financial statements.

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

  Inventory includes a $0.6 million adjustment to step up the inventory balance to fair value consistent with the purchase price allocation. The fair value was based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts. The inventory step up adjustment increased cost of revenue by $0.6 million in the twelve month period ended  March 31, 2022 as the inventory was sold. This increase is not reflected in the pro forma condensed consolidated statements of operations because it does not have a continuing impact beyond the first year.

Backlog of $0.1 million was evaluated using the multi period excess earnings method under the income approach. The contracts with customers do not provide for any guarantees to source all future requirements from the Company. The amortization method being utilized is economic consumption estimated over a two year period with the expense being allocated to cost of revenues.

Customer relationships of $3.5 million relates to customers currently under contract and was determined based on a multi period excess earnings method under the income approach. The method of amortization being utilized is the economic consumption over 7 years with the expense being allocated to selling, general and administrative ("SG&A").

Trade names and trademarks of $1.2 million were reviewed using the assumption that the Company would continue to utilize the Neeltran trade name indefinitely. The relief from royalty method was utilized using a 1% royalty rate on revenues with a 24.5% discount rate over 15 years.

The goodwill represents the value associated with the acquired workforce and expected synergies related to the Neeltran Acquisition. Goodwill resulting from the Neeltran Acquisition was assigned to the Company's Grid business segment. Goodwill recognized in the Neeltran Acquisition is not deductible for tax purposes.

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the years ended  March 31, 2023 and  2022 are presented as if the Neeltran Acquisition had occurred on April 1, 2021.

	Twelve Months Ended March 31,
	2023	2022
Revenues	$105,984	$111,265
Operating loss	(33,022)	(20,975)
Net loss	$(35,056)	$(19,355)

Net loss per common share
Basic	$(1.26)	$(0.71)
Diluted	$(1.26)	$(0.71)
Shares - basic	27,848	27,234
Shares - diluted	27,848	27,234

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

4. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. As of March 31, 2023, 80% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. In the fiscal year ended  March 31, 2022, 76% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of ASC 606. As these non-exchange transaction contracts are considered grant revenue and do not fall within any specific accounting literature, the Company follows guidance within ASC 606 by analogy to recognize grant revenue over time. In the year ended March 31, 2023, the Company recorded no grant revenue. There was $1.1 million in grant revenue recorded in the year ended March 31, 2022, which is included in the Company's Grid revenue.

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

The Company monitors costs to meet its obligations on its customer contracts. When it is evident that there is a loss expected on a contract, a contract loss is accrued in the period. During the year ended March 31, 2023, several long-term contracts that were acquired from Neeltran were impacted by higher than planned costs due to required design changes and the impact of inflation on material costs, resulting in an increase to the contract loss accrual of $2.7 million in the year ended March 31, 2023 which negatively impacted the Company's gross margins.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Year Ended March 31, 2023
Product Line:	Grid	Wind
Equipment and systems	$88,311	$9,282
Services and technology development	6,320	2,071
Total	$94,631	$11,353

Region:
Americas	$67,664	$19
Asia Pacific	20,326	11,199
EMEA	6,641	135
Total	$94,631	$11,353

	Year Ended March 31, 2022
Product Line:	Grid	Wind
Equipment and systems	$91,704	$6,169
Services and technology development	7,172	3,390
Total	$98,876	$9,559

Region:
Americas	$73,955	$145
Asia Pacific	19,397	9,346
EMEA	5,524	68
Total	$98,876	$9,559

In the fiscal years ended  March 31, 2023, and 2022, 45% and 38% of the Company’s revenues, respectively, were recognized from sales outside the United States. The Company maintains operations in Austria and the United States and sales and service support centers around the world.

As of  March 31, 2023 and March 31, 2022, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled Accounts Receivable” and “Deferred program costs” (see Note 7, “Accounts Receivable” and Note 8, “Inventory” for a reconciliation to the condensed consolidated balance sheet) and contract liabilities, which are included in the current portion and long term portion of “deferred revenue” in the Company’s condensed consolidated balance sheets, are as follows:

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2022	$6,492	$858	$30,034
Increases for costs incurred to fulfill performance obligations	—	2,476	—
Increase (decrease) due to customer billings	(14,373)	—	77,489
Decrease due to cost recognition on completed performance obligations	—	(1,189)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	17,839	—	(56,643)
Other changes and foreign currency exchange impact	—	(9)	(120)
Ending balance as of March 31, 2023	$9,958	$2,136	$50,760

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2021	$5,765	$977	$21,257
Increases for balances acquired	—	634	10,048
Increases for costs incurred to fulfill performance obligations	—	4,814	—
Increase (decrease) due to customer billings	(16,125)	—	68,895
Decrease due to cost recognition on completed performance obligations	—	(5,551)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	16,852	—	(70,141)
Other changes and foreign currency exchange impact	—	(16)	(25)
Ending balance as of March 31, 2022	$6,492	$858	$30,034

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of March 31, 2023, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $125.7 million. There are also approximately $31.7 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the years ended  March 31, 2023 and 2022:

		Year Ended
	Reportable	March 31,
	Segment	2023	2022
Fuji Bridex Pte Ltd	Grid	15%	14%

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

The following table provides a roll forward of the changes in the Company's Grid business segment goodwill balance:

Goodwill
March 31, 2021	$34,634
Neeltran Acquisition	8,837
March 31, 2022	$43,471
Less impairment loss	-
March 31, 2023	$43,471

The Company performed its annual assessment of goodwill on February 28, 2023 and noted no triggering events from the analysis date to  March 31, 2023 and determined that there was no impairment to goodwill.  Additionally, no impairment resulted from the assessment performed in the fiscal year ended March 31, 2022.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ended March 31, 2023.

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

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  March 31, 2023 and 2022 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023:
Assets:
Cash equivalents	$7,913	$7,913	$—	$—
Derivative liabilities:
Contingent Consideration	$1,270	$—	$—	$1,270

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022:
Assets:
Cash equivalents	$17,641	$17,641	$—	$—
Derivative liabilities:
Contingent Consideration	$1,200	$—	$—	$1,200

The table below reflects the activity for the Company’s major classes of liabilities measured at fair value on a recurring basis (in thousands):

Acquisition Contingent Consideration
Balance at March 31, 2021	$7,050
Change in fair value	(5,850)
Balance at March 31, 2022	$1,200
Change in fair value	70
Balance at March 31, 2023	$1,270

7. Accounts Receivable

Accounts receivable at  March 31, 2023 and  March 31, 2022 consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
Accounts receivable (billed)	$20,707	$13,788
Accounts receivable (unbilled)	9,958	6,492
Accounts receivable	$30,665	$20,280

8. Inventory

Inventory, net of reserves, at  March 31, 2023 and  March 31, 2022 consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
Raw materials	$16,654	$11,020
Work-in-process	15,200	10,462
Finished goods	2,996	1,326
Deferred program costs	2,136	858
Inventory	$36,986	$23,666

The Company recorded inventory reserves of $1.5 million and $1.9 million for the fiscal years ended  March 31, 2023 and 2022, respectively.  These reserves were based on evaluating its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  March 31, 2023 and  March 31, 2022 primarily represent costs incurred on programs accounted for upon completion of the project when control has transferred to the customer before revenue and costs will be recognized.

9. Prepaid and Other Current Assets

During fiscal 2022, the Company conducted an analysis as to whether it was entitled to employee retention credits (“ERC”) under the CARES Act as amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Plan Act of 2021.  Based on the analysis, the Company determined that it was entitled to an ERC of approximately $3.3 million related to payroll taxes paid in the first and second quarters of 2021 and the first quarter of 2020.  The Company determined it met all the criteria required under the gross receipts test of the applicable Internal Revenue Service regulations related to ERCs.

As accounting for payroll tax credits are not within the scope of ASC 740, Income Taxes, the Company has chosen to account for the ERCs by analogizing to the International Accounting Standards Board IAS 20, Accounting for Government Grants and Disclosure of Government Assistance.  In accordance with IAS 20, an entity recognizes government grants only when there is reasonable assurance that the entity will comply with the conditions attached to them and the grants will be received.  The  Company evaluated its eligibility for the ERC and determined that it met all the criteria to claim a refundable tax credit against the employer portion of Social Security taxes for up to 70% of the qualified wages the Company paid to  employees for the three month periods ended March 31, 2021 and June 30, 2021 and for up to 50%  of the qualified wages the Company paid to employees for the three month period ended March 31, 2020.

The Company recorded a $3.3 million receivable in Prepaid expenses and other current assets and a benefit of $1.8 million to Cost of revenues, $0.8 million to SG&A and $0.7 million to Research and development in the fiscal year ended March 31, 2023 for the ERC that is expected to be received based on the amended filings.

10. Property, Plant and Equipment

The cost and accumulated depreciation of property and equipment at  March 31, 2023 and 2022 are as follows (in thousands):

	March 31, 2023	March 31, 2022
Land	$980	$980
Construction in progress - equipment	748	573
Buildings	5,416	5,270
Equipment and software	43,156	43,668
Finance lease - right of use asset	1	8
Furniture and fixtures	1,535	1,379
Leasehold improvements	6,815	6,634
Property, plant and equipment, gross	58,651	58,512
Less accumulated depreciation	(46,342)	(44,856)
Property, plant and equipment, net	$12,309	$13,656

Depreciation expense was $2.6 million and $2.7 million, for the fiscal years ended  March 31, 2023 and 2022, respectively.

11. Intangible Assets

Intangible assets at  March 31, 2023 and 2022 consisted of the following (in thousands):

	2023			2022
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licenses	$3,610	$(3,610)	$—	$3,610	$(3,610)	$—	7
Backlog	681	(675)	6	681	(631)	50	2
Trade names and trademarks	1,800	-	1,800	1,800	-	1,800	Indefinite
Customer relationships	9,600	(4,980)	4,620	9,600	(2,723)	6,877	7
Core technology and know-how	5,970	(3,869)	2,101	5,970	(3,386)	2,584	5-10
Intangible assets	$21,661	$(13,134)	$8,527	$21,661	$(10,350)	$11,311

The Company recorded intangible amortization expense of $2.8 million and $2.5 million, for the fiscal years ended March 31, 2023 and 2022, respectively. Additionally, the Company recorded less than $0.1 million and $0.2 million related to intangible amortization related to backlog that is reported in cost of revenues for the fiscal years ended March 31, 2023, and 2022, respectively.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Fiscal years ending March 31,	Total
2024	$2,158
2025	1,648
2026	1,221
2027	1,085
Thereafter	615
Total	$6,727

The Company's intangible assets relate entirely to the Grid business segment operations in the United States.

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  March 31, 2023 and  March 31, 2022 consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
Accounts payable	$13,935	$13,192
Accrued inventories in-transit	2,267	2,212
Accrued other miscellaneous expenses	3,870	2,824
Accrued contract loss	3,464	778
Advanced deposits	5,653	3,021
Accrued compensation	5,430	4,642
Income taxes payable	409	405
Accrued product warranty	2,638	2,066
Accrued restructuring	717	-
Total	$38,383	$29,140

The Company generally provides a one to three year warranty on its products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Fiscal Years Ended March 31,
	2023	2022
Balance at beginning of period	$2,066	$2,053
Acquired Warranty Obligation	-	248
Change in accruals for warranties during the period	2,276	618
Settlements during the period	(1,704)	(853)
Balance at end of period	$2,638	$2,066

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

The following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the NEPSI Acquisition:

Fiscal Year 2022	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Revenue risk premium	5.30%	5.30%	5.20%	6.60%
Revenue volatility	25%	25%	25%	30%
Stock Price	$4.91	$3.68	$4.38	$5.18
Payment delay (days)	80	80	80	80
Fair value (millions)	$1.3	$0.9	$1.1	$1.4

Fiscal Year 2021	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Revenue risk premium	6.50%	6.60%	6.60%	6.60%
Revenue volatility	33%	33%	30%	30%
Stock Price	$7.61	$10.88	$14.58	$17.39
Payment delay (days)	80	80	80.00	80.00
Fair value (millions)	$1.2	$2.6	$4.7	$7.2

The Company recorded a net loss of $0.1 million for the increase in the fair value of the contingent consideration in the twelve months ended March 31, 2023. The change in the fair value of the Company's contingent consideration for the earnout payment on the NEPSI Acquisition resulted in a gain of $5.9 million in the year ended March 31, 2022.

14. Income Taxes

(Loss) income before income taxes for the fiscal years ended March 31, 2023, and 2022 are provided in the table as follows (in thousands):

	Fiscal years ended March 31,
	2023	2022
Income/(Loss) before income tax expense:
U.S.	$(33,924)	$(21,639)
Foreign	(902)	597
Total	$(34,826)	$(21,042)

The components of income tax expense (benefit) attributable to continuing operations consist of the following (in thousands):

	Fiscal years ended March 31,
	2023	2022
Current
Federal	$62	$252
Foreign	129	302
Total current	191	554

Deferred
Federal	(54)	(2,270)
Foreign	78	(133)
Total deferred	24	(2,403)

Income tax expense (benefit)	$215	$(1,849)

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	Fiscal years ended March 31,
	2023	2022
Statutory federal income tax rate	(21)%	(21)%
State income taxes, net of federal benefit	(2)	4
Foreign income tax rate differential	0	1
True-up of NOLs	34	81
Other	1	(8)
Valuation allowance	(9)	(66)
Effective income tax rate	1%	(9)%

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2023	March 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$163,674	$171,274
Research and development and other tax credit carryforwards	13,837	13,464
Capitalized research and development costs	2,186	-
Accruals and reserves	5,644	5,366
Fixed assets and intangible assets	638	565
Other	1,993	1,432
Gross deferred tax assets	187,972	192,101
Valuation allowance	(183,567)	(186,618)
Total deferred tax assets	4,405	5,483

Deferred tax liabilities:
Amortization	(2,011)	(2,721)
Other	(1,523)	(1,835)
Total deferred tax liabilities	(3,534)	(4,556)
Net deferred tax assets	$871	$927

Under the Tax Cuts and Jobs Act of 2017, taxpayers are required to capitalize and amortize expenses related for research and experimental as classified under Section 174 beginning in 2022. Amortization recovery for such costs are five years for domestic expenditures and fifteen for foreign expenditures.  As of  March 31, 2023, the Company had approximately $9.2 million of research and experimental expenses that had been capitalized under Section 174.

The Company has provided a full valuation allowance against its net deferred income tax assets in the U.S. and Romania since it is more likely than not that its deferred tax assets will not be realizable. After consideration of all the available evidence, both positive and negative, the Company has determined that a $183.6 million valuation allowance at  March 31, 2023 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized which is a $3.1 million decrease from the $186.6 valuation allowance as of March 31, 2022.

At March 31, 2023, the Company had aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $718.9 million and $204.2 million, respectively, which expire in the years ending March 31, 2024 through 2040. For U.S. federal tax purpose, approximately $101.7 million of federal net operating losses have an indefinite carryforward period. Included in the U.S. net operating loss are $3.5 million of acquired losses from Power Quality Systems, Inc. and $0.3 million of acquired losses from Infinia Technology Corporation. Research and development and other tax credit carryforwards amounting to approximately $11.1 million and $3.5 million are available to offset federal and state income taxes, respectively, and will expire in the years ending through 2040.

During the year ended March 31, 2023, AMSC China was dissolved, so all deferred tax assets for AMSC China have been written off as of  March 31, 2023. The Company had established a full valuation allowance against its deferred tax assets in China as the future tax benefit was not expected to reverse in the foreseeable future.

As of March 31, 2023, AMSC Romania has aggregate net operating loss carryforwards of approximately $0.7 million, which will begin to expire at March 31, 2028.

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

The total amount of undistributed foreign earnings available to be repatriated at  March 31, 2023 was $1.9 million resulting in the recording of a $0.2 million deferred tax liability for foreign withholding taxes.

The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of the tax greater than the book basis in its Romanian subsidiary as the future tax benefit is not expected to reverse in the foreseeable future.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company did not identify any uncertain tax positions at March 31, 2023.  The Company did not have any gross unrecognized tax benefits at  March 31, 2023 or 2022.

There were no reversals of uncertain tax positions in the fiscal years ended  March 31, 2023 and 2022.

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

All fiscal years from the fiscal year ended March 31, 2021 through 2023 remain open and subject to examination in Austria. Tax filings in Romania for the fiscal years ended March 31, 2018 through 2023 remain open and subject to examination.

15. Debt

As part of the Neeltran Acquisition, the Company identified four equipment financing agreements that Neeltran had entered into prior to the acquisition on  May 6, 2021. The Company determined to account for these agreements as a debt transaction and recorded current and long-term debt liabilities of $0.1 million each during the twelve months ended March 31, 2022. The current and long-term debt balance is $0.1 million and less than $0.1 million, respectively, as of March 31, 2023.

16. Leases

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

Finance Leases

As part of the adoption of ASC 842 at Neeltran, the Company identified one lease contract that is classified as a financing lease. In  February 2020, Neeltran entered into a contract to lease a copy machine for an initial term of 39 months, or through  May 2023. The Company concluded that the lease should be classified and accounted for as a finance lease as the total value of the lease payments are greater than fair value of the asset. Accordingly, on  May 6, 2021, the Company recognized a finance lease right-of-use asset and a finance lease liability of $13.2 thousand on the Neeltran opening balance sheet. As of  March 31, 2023, the right-of-use asset related to the finance lease was $1.0 thousand, net of accumulated amortization of $12.2 thousand, and is included in the property and equipment, net on the Company's consolidated balance sheet.

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

Supplemental balance sheet information related to leases at  March 31, 2023 and 2022 are as follows:

	March 31, 2023	March 31, 2022
Leases:
Right-of-use assets - Financing	1	8
Right-of-use assets - Operating	2,857	3,502
Total right-of-use assets	$2,858	$3,510

Lease liabilities - ST Financing	1	7
Lease liabilities - ST Operating	807	740
Lease liabilities - LT Financing	-	1
Lease liabilities - LT Operating	2,184	2,900
Total lease liabilities	$2,992	$3,648

Weighted-average remaining lease term	3.95	4.93
Weighted-average discount rate	6.46%	6.36%

The costs related to the Company's finance lease are not material. The costs related to the Company's operating leases for the fiscal years ended  March 31, 2023 and 2022, are as follows (in thousands):

	Year ended	Year ended
	March 31, 2023	March 31, 2022
Operating Lease:
Operating lease costs - fixed	$1,026	$944
Operating lease costs - variable	156	134
Short-term lease costs	127	258
Total lease costs	$1,309	$1,336

The Company’s estimated minimum future lease obligations under the Company's leases are as follows:

Operating Leases
Year ended March 31,
2024	$972
2025	781
2026	720
2027	580
2028	357
Total minimum lease payments	3,410
Less: interest	(418)
Present value of lease liabilities	$2,992

17. Stockholders’ Equity

Stock-Based Compensation Plans

As of March 31, 2023, the Company had two active stock plans: the Amended and Restated 2007 Director Stock Plan (the “2007 Director Plan”) and the 2022 Stock Incentive Plan (the "2022 Plan"). On August 2, 2022, the Company's stockholders approved the 2022 Plan and amendments to the Company's 2007 Director Plan. The 2022 Plan authorizes the issuance of 1,150,000 shares of common stock. The amendment to the 2007 Director Plan increased the total number of shares of common stock authorized for issuance under the 2007 Director Plan from 280,000 shares to 430,000 shares.

The 2022 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC of 1986, as amended, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. In the case of options, the exercise price is no less than the fair market value of the common stock, as determined by (or in a manner approved by) the Board of Directors, on the date of grant. The contractual life of options is generally 10 years. Options generally vest over a 3-5 year period while restricted stock generally vests over a 3 year period. The 2022 Plan replaced the Company’s 2007 Stock Incentive Plan, as amended (the “2007 Plan”). No further awards are granted under the 2007 Plan following effectiveness of the 2022 Plan; however, the terms and conditions of the 2007 Plan continue to govern any outstanding awards granted thereunder.

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

As of March 31, 2023, the 2022 Plan had 654,610 shares available for future issuance, and the 2007 Director Plan had 176,471 shares available for future issuance. Additionally, any shares which are subject to awards previously granted under the 2007 Plan that are forfeited or lapse unexercised and which following the effectiveness of the 2022 Plan are not issued under the 2007 Plan will become available for issuance under the 2022 Plan.

Stock-Based Compensation

The components of stock-based compensation for the years ended  March 31, 2023 and 2022 were as follows (in thousands):

	Fiscal years ended March 31,
	2023	2022
Stock options	$32	$3
Restricted stock and stock awards	4,656	4,615
Employee stock purchase plan	41	43
Total stock-based compensation expense	$4,729	$4,661

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was less than $0.1 million for the fiscal year ended March 31, 2023. The total unrecognized compensation cost for unvested outstanding restricted stock was $4.7 million for the fiscal year ended March 31, 2023. This expense will be recognized over a weighted-average expense period of approximately 1.7 years.

The following table summarizes stock-based compensation expense by financial statement line item for the fiscal years ended  March 31, 2023 and 2022 (in thousands):

	Fiscal years ended March 31,
	2023	2022
Cost of revenues	$283	$209
Research and development	865	820
Selling, general and administrative	3,581	3,632
Total	$4,729	$4,661

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

	Options / Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at March 31, 2022	98,013	$28.22
Granted	20,564	5.92
Exercised	—	—
Canceled/forfeited	(37,572)	40.42
Outstanding at March 31, 2023	81,005	$16.90	3.4	-
Exercisable at March 31, 2023	60,441	$20.63	1.4	-
Fully vested and expected to vest at March 31, 2023	80,274	$17.00	3.3	-

The Company granted 20,564 stock options under the 2007 Director Plan during the fiscal year ended  March 31, 2023. The Company did not grant any stock options during the fiscal year ended March 31, 2022. The stock options granted during the fiscal year ended March 31, 2023 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the fiscal year ended March 31, 2023 are as follows:

	Fiscal year ended March 31,	Fiscal year ended March 31,
	2023	2022
Expected volatility	71.4%	N/A
Risk-free interest rate	3.1%	N/A
Expected life (years)	6.14	N/A
Dividend yield	None	N/A

The following table summarizes the restricted stock activity for the year ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Aggregate Value (thousands)
Outstanding at March 31, 2022	1,102,166	$9.62
Granted	914,306	4.84
Vested	(460,973)	9.02
Forfeited	(77,500)	10.39
Outstanding at March 31, 2023	1,477,999	$6.81	$7,257

The total fair value of restricted stock that was granted during the fiscal years ended  March 31, 2023 and 2022 was $4.7 million and $8.2 million, respectively. The total fair value of restricted stock that vested during the fiscal years ended  March 31, 2023 and 2022 was $2.6 million and $7.6 million, respectively.

There were 200,000 performance-based restricted shares awarded during the fiscal year ended  March 31, 2023 for which the performance conditions are deemed probable to be met and the expense is being recorded over a three-year vesting period. There were 76,500 performance-based restricted shares awarded during the fiscal year ended  March 31, 2022 for which the performance conditions are deemed probable to be met and the expense is being recorded over a three-year vesting period.

The remaining shares awarded vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

Employee Stock Purchase Plan

The Company maintains the 2000 Employee Stock Purchase Plan, as amended (the "ESPP") which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. As of March 31, 2023, the ESPP had 99,906 shares available for future issuance. The Company recognized less than $0.1 million of compensation expense for both the fiscal years ended  March 31, 2023 and 2022, related to the ESPP.

18. Commitments and Contingencies

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

Lease Commitments

During the years ended  March 31, 2023 and 2022, all lease costs were recorded in selling, general and administrative expense.  See Note 15, "Leases" for further details.

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

As of March 31, 2023, the Company had $0.6 million of restricted cash included in long-term assets and $1.7 million of restricted cash in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts or collateral deposits. These deposits are held in interest bearing accounts.

19. Employee Benefit Plans

The Company has implemented a defined contribution plan (the “Plan”) under Section 401(k) of the IRC. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 50% of the first 6% of eligible contributions. The Company recorded expenses of $0.6 million for the fiscal year ended March 31, 2023 and $0.5 million for the fiscal year ended March 31, 2022, and recorded corresponding charges to additional paid-in capital related to this program.

20. Restructuring

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

On January 24, 2023, Daniel P. McGahn, President, CEO and Chairman of the Board, approved a plan to reduce the Company’s global workforce by approximately 5%, effective as of such date. The purpose of the workforce reduction was to reduce operating expenses to better align with the Company’s current revenues. In fiscal 2022, the Company recorded restructuring charges of $1.0 million as a result of this reduction in force, which was comprised of severance pay. All amounts related to these restructuring activities are expected to be paid by March 31, 2024.

The following table presents restructuring charges and cash payments during the year ended March 31, 2023 (in thousands):

Severance pay and benefits
Accrued restructuring balance at April 1, 2022	$—
Charges to operations	1,048
Cash payments	(331)
Accrued restructuring balance at March 31, 2023	$717

All restructuring charges discussed above are included within restructuring in the Company’s consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the consolidated balance sheets.  There was no restructuring activity in the year ended  March 31, 2022.

21. Business Segments

The Company reports its financial results in two reportable business segments: Grid and Wind. In accordance with ASC 280, Segment Reporting, we aggregate four operating segments into one reporting segment for financial reporting purposes due to their similar operating and financial characteristics. Our operating segments reflect the way in which internally-reported financial information is used to make decisions and allocate resources.

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

The operating results for the two business segments are as follows (in thousands):

	Fiscal Years Ended March 31,
	2023	2022
Revenues:
Grid	$94,631	$98,876
Wind	11,353	9,559
Total	$105,984	$108,435

	Fiscal Years Ended March 31,
	2023	2022
Operating income (loss):
Grid	$(24,615)	$(20,725)
Wind	(2,547)	(1,554)
Unallocated corporate expenses	(5,847)	1,190
Total	$(33,009)	$(21,089)

Total assets for the two business segments as of  March 31, 2023 and  March 31, 2022 are as follows (in thousands):

	March 31, 2023	March 31, 2022
Grid	$135,296	$114,053
Wind	14,361	9,866
Corporate assets	25,904	49,968
Total	$175,561	$173,887

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

Unallocated corporate expenses primarily consist of a loss on contingent consideration of $0.1 million, stock-based compensation expense of $4.7 million and a restructuring charge of $1.0 million in the fiscal year ended  March 31, 2023. Unallocated corporate expenses primarily consist of a gain on contingent consideration of $5.9 million offset by stock-based compensation expense of $4.7 million in the year ended March 31, 2022.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2023	2022
North America	$12,125	$13,446
Europe	141	166
Asia Pacific	43	44
Total	$12,309	$13,656

22. Recent Accounting Pronouncements

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

In  November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 will improve financial reporting by requiring disclosures that increase the transparency of transactions with government accounted for by applying a grant or contribution accounting model by analogy. Following the release of ASU 2021-10 in  November 2021, the new effective date is annual reporting periods beginning after  December 15, 2021. As of April 1, 2022, the Company adopted ASU 2021-10 and noted no material impact on its consolidated financial statements.

23. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC, and has determined that there are no such events to report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013 Edition). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

The effectiveness of our internal control over financial reporting as of March 31, 2023 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, we completed the process of incorporating the internal controls of Neeltran, Inc. and Neeltran International, Inc. (the "Neeltran Acquisition") into our internal control over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the Neeltran Acquisition. Except for the foregoing, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Superconductor Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited American Superconductor Corporation's (the Company) internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company and our report dated May 31, 2023 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Boston, Massachusetts

May 31, 2023

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders to be held in 2023 (the “2023 Proxy Statement”) in the sections “Corporate Governance — Members of the Board,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance —Board Committees” and “Corporate Governance — Board Committees — Audit Committee,” “Corporate Governance — Director Nomination Process”, “Corporate Governance — Board Determination of Independence”, which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The sections of the 2023 Proxy Statement titled “Information About Executive and Director Compensation,” “Information About Executive and Director Compensation — Compensation Committee Interlocks and Insider Participation” and “Information About Executive and Director Compensation — Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2023 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2023 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance — Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is RSM US LLP, Boston, MA, Auditor ID: 49.

The section of the 2023 Proxy Statement titled “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 2)” is incorporated herein by reference.

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

Item 16.        FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-191153	3.1	9/13/2013
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 24, 2015.	8-K	000-19672	3.1	3/24/2015
3.3	Amended and Restated By-Laws of the Registrant.	8-K	333-191153	3.1	2/1/2021
4.1	Form of Indenture.	S-3	333-253611	4.1	2/26/2021
4.2	Description of Capital Stock.	10-K	000-19672	4.3	6/5/2019
10.1+	2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	8/6/2019
10.2+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.2	8/7/2007
10.3+	Form of Non-statutory Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.3	8/7/2007
10.4+	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.4	8/7/2007
10.5+	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.5	8/7/2007
10.6+	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	5/20/2008
10.7+	Form of Option Surrender Agreement under 2007 Stock Incentive Plan, as amended.	10-Q	000-19672	10.4	11/6/2018
10.8+	Form of Performance-Based Restricted Stock Agreement for Executive Officers under 2007 Stock Incentive Plan, as amended.	10-Q	000-19672	10.1	2/5/2020
10.9+	Form of Time-Based Restricted Stock Agreement for Executive Officers under 2007 Stock Incentive Plan, as amended.	10-Q	000-19672	10.2	2/5/2020
10.10+	Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.5	8/5/2022
10.11+	Form of Non-statutory Stock Option Agreement Under Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.7	8/7/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.12+	2022 Stock Incentive Plan.	8-K	000-19672	10.1	8/5/2022
10.13+	Form of Time-Based Restricted Stock Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.2	8/5/2022
10.14+	Form of Performance-Based Restricted Stock Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.3	8/5/2022
10.15+	Form of Option Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.4	8/5/2022
10.16+	Form of Employee Nondisclosure and Developments Agreement.	10-K/A	333-43647	10.11	6/7/2018
10.17+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/2011
10.18+	Executive Severance Agreement, dated as of January 13, 2012, between the Registrant and John W. Kosiba.	8-K	000-19672	10.1	4/4/2017
10.19+	First Amendment to Executive Severance Agreement, effective as of July 31, 2017, between the Registrant and John W. Kosiba.	10-Q	000-19672	10.1	11/7/2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.20	Subcontract Agreement, dated October 31, 2018, by and between the Registrant and Commonwealth Edison Company.	10-Q	000-19672	10.1	2/5/2019
10.21	Amendment to Subcontract Agreement, effective February 6, 2020, by and between the Registrant and Commonwealth Edison Company.	10-K	000-19672	10.30	6/2/2020
10.22	Stock Purchase Agreement, dated October 1, 2020, by and among the Registrant, Frank J. Steciuk, Paul B. Steciuk and Peter A. Steciuk.	8-K	000-19672	10.1	10/5/2020
10.23	Stock Purchase Agreement, dated May 6, 2021, by and among the Registrant, Antonio Capanna, Jr., The Antonio Capanna 2010 Spousal Lifetime Access Trust Dated December 28, 2010 and the Other Seller Parties.	8-K	000-19672	10.1	5/10/2021
10.24	Purchase and Sale Agreement, dated May 6, 2021, by and among AMSC Husky LLC, 71 Pickett District Road, LLC, Antonio Capanna, Sr. and Filomena Capanna.	8-K	000-19672	10.2	5/10/2021
10.25+	Fiscal 2022 Executive Incentive Plan.	8-K	000-19672	10.1	6/10/2022
21.1	Subsidiaries.					*
23.1	Consent of RSM US LLP					*
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
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

Date: May 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Daniel P. McGahn	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)	May 31, 2023
Daniel P. McGahn

/S/ John W. Kosiba, Jr.	Senior Vice President, Chief Financial Officer and Treasurer	May 31, 2023
John W. Kosiba, Jr.	(Principal Financial and Accounting Officer)

/S/ Arthur H. House	Lead Independent Director of the Board	May 31, 2023
Arthur H. House

/S/ Laura A. Dambier	Director	May 31, 2023
Laura A. Dambier

/S/ Margaret D. Klein	Director	May 31, 2023
Margaret D. Klein

/S/ Barbara g. Littlefield	Director	May 31, 2023
Barbara G. Littlefield

/S/ David R. Oliver, Jr.	Director	May 31, 2023
David R. Oliver, Jr.