Form 10-Q
period 2023-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2023-11-01
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	30,318,511
Class	Outstanding as of October 27, 2023

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$22,818	$23,360
Accounts receivable, net	27,509	30,665
Inventory, net	47,835	36,986
Prepaid expenses and other current assets	5,398	13,429
Restricted cash	546	1,733
Total current assets	104,106	106,173

Property, plant and equipment, net	11,583	12,309
Intangibles, net	7,445	8,527
Right-of-use assets	2,493	2,857
Goodwill	43,471	43,471
Restricted cash	616	582
Deferred tax assets	1,083	1,114
Other assets	530	528
Total assets	$171,327	$175,561

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$28,949	$38,383
Lease liability, current portion	696	808
Debt, current portion	57	75
Contingent consideration	3,470	1,270
Deferred revenue, current portion	52,093	43,572
Total current liabilities	$85,265	84,108

Deferred revenue, long-term portion	6,953	7,188
Lease liability, long-term portion	1,929	2,184
Deferred tax liabilities	261	243
Debt, long-term portion	-	15
Other liabilities	25	26
Total liabilities	94,433	93,764

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock	307	299
Additional paid-in capital	1,142,023	1,139,113
Treasury stock	(3,639)	(3,639)
Accumulated other comprehensive income	1,633	1,571
Accumulated deficit	(1,063,430)	(1,055,547)
Total stockholders' equity	76,894	81,797
Total liabilities and stockholders' equity	$171,327	$175,561

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$34,004	$27,680	$64,258	$50,360

Cost of revenues	25,418	25,710	49,390	46,169

Gross margin	8,586	1,970	14,868	4,191

Operating expenses:
Research and development	1,641	2,314	3,493	4,992
Selling, general and administrative	7,946	7,350	15,815	14,911
Amortization of acquisition-related intangibles	538	688	1,076	1,369
Change in fair value of contingent consideration	850	(290)	2,200	(120)
Restructuring	(20)	-	(14)	-
Total operating expenses	10,955	10,062	22,570	21,152

Operating loss	(2,369)	(8,092)	(7,702)	(16,961)

Interest income, net	194	45	368	70
China dissolution	-	(1,921)	-	(1,921)
Other income (expense), net	(204)	73	(321)	240
Loss before income tax expense (benefit)	(2,379)	(9,895)	(7,655)	(18,572)

Income tax expense (benefit)	106	(14)	228	18

Net loss	$(2,485)	$(9,881)	$(7,883)	$(18,590)

Net loss per common share
Basic	$(0.09)	$(0.35)	$(0.28)	$(0.67)
Diluted	$(0.09)	$(0.35)	$(0.28)	$(0.67)

Weighted average number of common shares outstanding
Basic	28,828	27,867	28,545	27,714
Diluted	28,828	27,867	28,545	27,714

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(2,485)	$(9,881)	$(7,883)	$(18,590)
Other comprehensive (loss) gain, net of tax:
China dissolution	-	1,921	-	1,921
Foreign currency translation gain	64	105	62	168
Total other comprehensive gain, net of tax	64	2,026	62	2,089
Comprehensive loss	$(2,421)	$(7,855)	$(7,821)	$(16,501)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE Three and Six Months Ended September 30, 2023 AND 2022

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2023	29,937	$299	$1,139,113	$(3,639)	$1,571	$(1,055,547)	$81,797
Issuance of common stock - restricted shares	699	7	(7)	—	—	—	—
Stock-based compensation expense	—	—	1,357	—	—	—	1,357
Issuance of stock for 401(k) match	33	1	163	—	—	—	164
Cumulative translation adjustment	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(5,398)	(5,398)
Balance at June 30, 2023	30,669	$307	$1,140,626	$(3,639)	$1,569	$(1,060,945)	$77,918
Issuance of common stock - ESPP	21	—	136	—	—	—	136
Issuance of common stock - restricted shares	9	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,111	—	—	—	1,111
Issuance of stock for 401(k) match	17	—	150	—	—	—	150
Cumulative translation adjustment	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	(2,485)	(2,485)
Balance at September 30, 2023	30,716	$307	$1,142,023	$(3,639)	$1,633	$(1,063,430)	$76,894

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2022	28,920	$289	$1,133,536	$(3,639)	$(291)	$(1,020,506)	$109,389
Issuance of common stock - restricted shares, net of forfeited shares	(9)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,033	—	—	—	1,033
Issuance of stock for 401(k) match	28	—	138	—	—	—	138
Cumulative translation adjustment	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	(8,710)	(8,710)
Balance at June 30, 2022	28,939	$289	$1,134,707	$(3,639)	$(228)	$(1,029,216)	$101,913
Issuance of common stock - ESPP	34	—	127	—	—	—	127
Issuance of common stock - restricted shares	331	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	1,019	—	—	—	1,019
Issuance of stock for 401(k) match	33	1	178	—	—	—	179
Cumulative translation adjustment	—	—	—	—	2,026	—	2,026
Net loss	—	—	—	—	—	(9,881)	(9,881)
Balance at September 30, 2022	29,337	$293	$1,136,028	$(3,639)	$1,798	$(1,039,097)	$95,383

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,883)	$(18,590)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,234	2,799
Stock-based compensation expense	2,468	2,052
Provision for excess and obsolete inventory	1,070	1,015
Deferred income taxes	-	63
Change in fair value of contingent consideration	2,200	(120)
China dissolution	-	1,921
Other non-cash items	273	(137)
Changes in operating asset and liability accounts:
Accounts receivable	3,152	(92)
Inventory	(11,935)	(13,749)
Prepaid expenses and other assets	8,378	211
Accounts payable and accrued expenses	(9,763)	6,885
Deferred revenue	8,458	6,170
Net cash used in operating activities	(1,348)	(11,572)

Cash flows from investing activities:
Purchase of property, plant and equipment	(430)	(560)
Change in other assets	(10)	(99)
Net cash used in investing activities	(440)	(659)

Cash flows from financing activities:
Repayment of debt	(33)	(33)
Proceeds from exercise of employee stock options and ESPP	136	128
Net cash provided by financing activities	103	95

Effect of exchange rate changes on cash	(10)	4

Net decrease in cash, cash equivalents and restricted cash	(1,695)	(12,132)
Cash, cash equivalents and restricted cash at beginning of period	25,675	49,486
Cash, cash equivalents and restricted cash at end of period	$23,980	$37,354

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$171	$152
Non-cash investing and financing activities
Issuance of common stock to settle liabilities	$313	$317

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those instructions. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended  September 30, 2023 and 2022 and the financial position at September 30, 2023; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended  March 31, 2023, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended  March 31, 2023 filed with the SEC on May 31, 2023.

Liquidity

The Company has historically experienced recurring operating losses and as of September 30, 2023, the Company had an accumulated deficit of $1,063.4 million. In addition, the Company has historically experienced recurring negative operating cash flows. At September 30, 2023, the Company had cash and cash equivalents of $22.8 million. Cash used in operations for the six months ended  September 30, 2023 was $1.3 million.

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

The Company continues to experience inflationary pressure in its supply chain and some delays in sourcing materials needed for its products resulting in some production disruption, both of which have increased the Company’s cost of revenues and decreased gross margin. While the impact of inflation has been challenging, the Company continues to take actions to limit this pressure, including adjusting the pricing of its products and services. Changes in macroeconomic conditions arising from the COVID-19 pandemic or for other reasons, such as the ongoing wars between Russia and Ukraine and Israel and Hamas, inflation, rising interest rates, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on the Company’s business, financial condition and results of operation.

From time-to-time the Company  may undertake restructuring activities in order to align the global organization in a manner that the Company believes will better position it to achieve its long-term goals. In January 2023, the Company undertook a reduction in force that involved approximately 5% of the global workforce. This restructuring is expected to incur $1.0 million of cash expenses, $0.8 million of which has been paid as of September 30, 2023, and to result in annualized cost savings of approximately $5.0 million, beginning in fiscal 2023.

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the unaudited condensed consolidated financial statements for the six months ended September 30, 2023. The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, and its ability to raise additional capital, if necessary. The impact of the COVID-19 pandemic and other sources of instability, including the wars between Russia and Ukraine and Israel and Hamas, on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Revenue Recognition

The Company’s revenues in its Grid business segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind business segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. In the three and six months ended September 30, 2023, 79% and 78% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. In the three and six months ended September 30, 2022, 83% and 77% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company provides assurance-type warranties on all product sales for a term of typically one to three years, and extended service-type warranties are available for purchase at the customer's option for an additional term ranging up to four additional years. The Company accrues for the estimated warranty costs for assurance warranties at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. For all extended service-type warranties, the Company recognizes the revenue ratably over time during the effective period of the services.

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized. The Company has elected to recognize incremental costs of obtaining a contract as expense when incurred except in contracts where the amortization period would exceed twelve months; in such cases the long-term amount will be assessed for materiality. The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component if the period of financing is twelve months or less.  The Company has elected to recognize revenue based on the As Invoiced practical expedient if there is a right to consideration from a customer in an amount that corresponds directly with the value of the Company's performance.

The Company monitors costs to meet its obligations on its customer contracts. When it is evident that there is a loss expected on a contract, a contract loss is accrued in the period. Several long-term contracts that were acquired from Neeltran, Inc. (“Neeltran”) were impacted by higher than planned costs due to required design changes and inflation on material costs, resulting in an increase to the contract loss accrual of $1.0 million and $1.2 million in the three and six months ended  September 30, 2022, respectively, which negatively impacted the Company's gross margins. The contract loss accrual decreased by $0.9 million in each of the three and six months ended September 30, 2023, respectively, as projects have been completed.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

The following tables disaggregate the Company’s revenue by product line and by shipment destination (in thousands):

	Three Months Ended September 30, 2023		Six Months Ended September 30, 2023
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$22,682	$4,879	$45,808	$8,862
Services and technology development	5,833	610	8,443	1,145
Total	$28,515	$5,489	$54,251	$10,007

Region:
Americas	$24,696	$27	$47,856	$57
Asia Pacific	3,418	5,462	5,129	9,928
EMEA	401	—	1,266	22
Total	$28,515	$5,489	$54,251	$10,007

	Three Months Ended September 30, 2022		Six Months Ended September 30, 2022
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$24,128	$1,330	$42,204	$3,302
Services and technology development	1,570	652	3,323	1,531
Total	$25,698	$1,982	$45,527	$4,833

Region:
Americas	$18,021	$-	$34,923	$-
Asia Pacific	6,178	1,912	8,855	4,763
EMEA	1,499	70	1,749	70
Total	$25,698	$1,982	$45,527	$4,833

As of September 30, 2023, and 2022, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 7, “Accounts Receivable” and Note 8, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and "Contract liabilities", which are included in the current portion and long-term portion of "Deferred revenue" in the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2023	$9,958	$2,136	$50,760
Increases for costs incurred to fulfill performance obligations	—	2,110	—
Increase (decrease) due to customer billings	(13,981)	—	34,284
Decrease due to cost recognition on completed performance obligations	—	(2,160)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	10,351	—	(25,710)
Other changes and FX impact	7	(11)	(288)
Ending balance as of September 30, 2023	$6,335	$2,075	$59,046

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2022	$6,492	$858	$30,034
Increases for costs incurred to fulfill performance obligations	—	782	—
Increase (decrease) due to customer billings	(7,322)	—	33,141
Decrease due to cost recognition on completed performance obligations	—	(697)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	7,342	—	(26,857)
Other changes and FX impact	—	(47)	(863)
Ending balance as of September 30, 2022	$6,512	$896	$35,455

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of September 30, 2023, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $128.3 million. There are also approximately $43.2 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and six months ended September 30, 2023 and 2022:

		Three Months Ended		Six Months Ended
	Reportable	September 30,		September 30,
	Segment	2023	2022	2023	2022
Inox Wind Limited	Wind	12%	<10%	12%	<10%
Fuji Bridex Pte Ltd	Grid	<10%	17%	<10%	13%
Gray Construction, Inc.	Grid	11%	<10%	<10%	<10%
Ascend Performance Materials Ops LLC	Grid	<10%	12%	<10%	<10%

3. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended  September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$59	$78	$169	$107
Research and development	156	177	311	355
Selling, general and administrative	896	764	1,988	1,590
Total	$1,111	$1,019	$2,468	$2,052

The Company issued 9,000 shares and 681,500 shares of restricted stock during the three and six months ended September 30, 2023, respectively. The Company issued no shares of immediately vested common stock during the three months ended September 30, 2023 and 53,675 shares of immediately vested common stock during the six months ended September 30, 2023. The Company issued 338,500 shares of restricted stock during the three and six months ended  September 30, 2022. The Company issued no shares of immediately vested common stock during the three months ended  September 30, 2022 and 25,806 shares of immediately vested common stock during the six months ended September 30, 2022. These restricted stock awards generally vest over 2-3 years. Awards for restricted stock include both time-based and performance-based awards. For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period. Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested stock options was less than $0.1 million for the six months ended  September 30, 2023. This expense will be recognized over a weighted average of approximately 0.7 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $6.8 million for the six months ended September 30, 2023. This expense will be recognized over a weighted-average expense period of approximately 2.0 years.

The Company granted no stock options during the three and six months ended  September 30, 2023. The Company granted no stock options in the three months ended  September 30, 2022, and 20,564 stock options during the six months ended  September 30, 2022. The stock options granted during the six months ended September 30, 2022 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the six months ended September 30, 2022 are as follows:

Expected volatility	71.40%
Risk-free interest rate	3.10%
Expected life (years)	6.14
Dividend yield	None

4. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance-based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive. For each of the three and six months ended September 30, 2023, 1.0 million shares were not included in the calculation of diluted EPS. Of these, 1.0 million relate to shares tied to the contingent consideration derivative liability for which the contingency has not yet been met, and less than 0.1 million relate to outstanding stock options as they were considered anti-dilutive. For each of the three and six months ended September 30, 2022, 1.1 million shares were not included in the calculation of diluted EPS. Of these, 1.0 million relate to shares tied to the contingent consideration derivative liability for which the contingency has not yet been met, and 0.1 million relate to outstanding stock options as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended  September 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(2,485)	$(9,881)	$(7,883)	$(18,590)
Denominator:
Weighted-average shares of common stock outstanding	30,283	28,775	29,996	28,648
Weighted-average shares subject to repurchase	(1,455)	(908)	(1,451)	(934)
Shares used in per-share calculation ― basic	28,828	27,867	28,545	27,714
Shares used in per-share calculation ― diluted	28,828	27,867	28,545	27,714
Net loss per share ― basic	$(0.09)	$(0.35)	$(0.28)	$(0.67)
Net loss per share ― diluted	$(0.09)	$(0.35)	$(0.28)	$(0.67)

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

There were no changes to goodwill during the six months ended  September 30, 2023 or year ended March 31, 2023.

The Company did not identify any triggering events in the three and six months ended  September 30, 2023 that would require interim impairment testing of goodwill.

Other Intangibles

Intangible assets at  September 30, 2023 and  March 31, 2023 consisted of the following (in thousands):

	September 30, 2023			March 31, 2023
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	681	(681)	—	681	(675)	$6	2
Trade name and trademarks	1,800	—	1,800	1,800	—	1,800	Indefinite
Customer relationships	9,600	(5,815)	3,785	9,600	(4,980)	4,620	7
Core technology and know-how	5,970	(4,110)	1,860	5,970	(3,869)	2,101	5-10
Intangible assets	$18,051	$(10,606)	$7,445	$18,051	$(9,524)	$8,527

The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.5 million and $1.1 million, in the three and six months ended  September 30, 2023, respectively, and $0.7 million and $1.4 million in the three and six months ended September 30, 2022, respectively. Additionally, the Company recorded no intangible amortization related to backlog that is reported in cost of revenues in the three months ended  September 30, 2023 and less than $0.1 million in the six months ended  September 30, 2023. The Company recorded no intangible amortization related to backlog in the three months ended  September 30, 2022 and the Company recorded less than $0.1 million related to backlog that is reported in cost of revenues in the six months ended  September 30, 2022, respectively.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Years ending March 31,	Total
2024	1,076
2025	1,648
2026	1,221
2027	1,085
2028	543
Thereafter	72
Total	$5,645

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended September 30, 2023.

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

Contingent Consideration

Contingent consideration relates to the earnout payment set forth in the Stock Purchase Agreement governing the acquisition of Northeast Power Systems, Inc ("NEPSI") that provides that the selling stockholders may receive up to an additional 1,000,000 shares of common stock of the Company upon the achievement of certain specified revenue objectives over varying periods of up to four years following the NEPSI Acquisition Date. See Note 13, "Contingent Consideration" for further discussion. The Company relied on a Monte Carlo method to determine the fair value of the contingent consideration on the closing of the acquisition of NEPSI and continues to revalue the fair value of the contingent consideration using the same method at each subsequent balance sheet date until the contingencies are resolved and the shares to be issued are determined, with the change in fair value recorded in the current period operating loss.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  September 30, 2023 and  March 31, 2023 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023:
Assets:
Cash equivalents	$5,157	$5,157	$—	$—
Derivative liabilities:
Contingent consideration	$3,470	$—	$—	$3,470

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023:
Assets:
Cash equivalents	$7,913	$7,913	$—	$—
Derivative liabilities:
Contingent consideration	$1,270	$—	$—	$1,270

The table below reflects the activity for the Company’s contingent consideration derivative liability measured at fair value on a recurring basis (in thousands):

Acquisition Contingent Consideration
Balance at March 31, 2022	$1,200
Change in fair value	70
Balance at March 31, 2023	1,270
Change in fair value	2,200
Balance at September 30, 2023	$3,470

7. Accounts Receivable

Accounts receivable at  September 30, 2023 and  March 31, 2023 consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Accounts receivable (billed)	$21,174	$20,707
Accounts receivable (unbilled)	6,335	9,958
Accounts receivable, net	$27,509	$30,665

8. Inventory

Inventory, net of reserves, at  September 30, 2023 and  March 31, 2023 consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Raw materials	$19,337	$16,654
Work-in-process	22,714	15,200
Finished goods	3,709	2,996
Deferred program costs	2,075	2,136
Net inventory	$47,835	$36,986

The Company recorded inventory write-downs of $0.7 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded inventory write-downs of $1.1 million and $1.0 million for the six months ended  September 30, 2023 and 2022, respectively. These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  September 30, 2023 and  March 31, 2023, primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

9. Prepaid and Other Current Assets

During fiscal 2022, the Company conducted an analysis as to whether it was entitled to employee retention credits (“ERC”) under the CARES Act as amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021.  Based on the analysis, the Company determined that it was entitled to an ERC of approximately $3.3 million related to payroll taxes paid in the first and second quarters of 2021 and the first quarter of 2020.  The Company determined it met all the criteria required under the gross receipts test of the applicable Internal Revenue Service regulations related to ERCs.

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

The Company recorded a $3.3 million receivable in Prepaid expenses and other current assets and a benefit of $1.8 million to Cost of revenues, $0.8 million to SG&A and $0.7 million to Research and development in the fiscal year ended March 31, 2023 for the ERC that is expected to be received based on the amended filings. During the six months ended September 30, 2023, the Company received $3.0 million for the initial claims that were processed. The remaining balance is expected to be received during the remainder of fiscal 2023.

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  September 30, 2023 and  March 31, 2023 are as follows (in thousands):

	September 30, 2023	March 31, 2023
Land	$980	$980
Construction in progress - equipment	342	748
Buildings	5,416	5,416
Equipment and software	43,915	43,156
Finance lease - right of use asset	1	1
Furniture and fixtures	1,531	1,535
Leasehold improvements	6,812	6,815
Property, plant and equipment, gross	58,997	58,651
Less accumulated depreciation	(47,414)	(46,342)
Property, plant and equipment, net	$11,583	$12,309

Depreciation expense was $0.6 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $1.2 million and $1.4 million for the six months ended  September 30, 2023 and 2022, respectively.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  September 30, 2023 and  March 31, 2023 consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Accounts payable	$11,393	$13,935
Accrued inventories in-transit	1,123	2,267
Accrued other miscellaneous expenses	4,237	3,870
Accrued contract loss	2,584	3,464
Advanced deposits	1,156	5,653
Accrued compensation	6,041	5,430
Income taxes payable	297	409
Accrued product warranty	1,892	2,638
Accrued restructuring	226	717
Total	$28,949	$38,383

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,926	$1,942	$2,638	$2,066
Provisions for warranties during the period	644	479	852	656
Settlements during the period	(678)	(368)	(1,598)	(669)
Balance at end of period	$1,892	$2,053	$1,892	$2,053

12. Income Taxes

The Company recorded income tax expense of $0.1 million and $0.2 million in the three and six months ended September 30, 2023, respectively. The Company recorded an income tax benefit of less than $0.1 million and an income tax expense of less than $0.1 million in the three and six months ended September 30, 2022, respectively.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  The Company re-evaluates these uncertain tax positions on a quarterly basis. The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company did not identify any uncertain tax positions in the six months ended  September 30, 2023 and did not have any gross unrecognized tax benefits as of September 30, 2023.

13. Contingent Consideration

Acquisition of NEPSI

On October 1, 2020 (the "NEPSI Acquisition Date"), the Company entered into a Stock Purchase Agreement (the "NEPSI Stock Purchase Agreement") with the selling stockholders named therein. Pursuant to the terms of the NEPSI Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding (i) shares of capital stock of NEPSI, and (ii) membership interests of Northeast Power Realty, LLC, a New York limited liability company, which holds the real property that serves as NEPSI's headquarters (the "NEPSI Acquisition"). NEPSI is a U.S.-based global provider of medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems. NEPSI is a wholly-owned subsidiary of the Company and is operated by its Grid business unit. The purchase price was $26.0 million in cash and 873,657 restricted shares of common stock of the Company. As part of the transaction, the selling stockholders  may receive up to an additional 1,000,000 shares of common stock of the Company upon the achievement of certain specified revenue objectives during varying periods of up to four years following closing of the NEPSI Acquisition.  NEPSI has recognized revenues in excess of $75.0 million during the three years after the NEPSI Acquisition Date. As a result, the Company expects to issue 400,000 shares of common stock of the Company to the selling stockholders during the quarter ending December 31, 2023, upon certification of the achievement of specified earnout revenue objectives.

Contingent Consideration

The Company evaluated the NEPSI Acquisition earnout payment set forth in the NEPSI Stock Purchase Agreement, which is expected to require settlement in the Company's common stock, and determined the contingent consideration qualified for liability classification and derivative treatment under ASC 815, Derivatives and Hedging. As a result, for each period, the fair value of the contingent consideration will be remeasured and the resulting gain or loss will be recognized in operating expenses until the share amount is fixed.

Following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the NEPSI Acquisition:

	September 30,	June 30,
Fiscal Year 2023	2023	2023
Revenue risk premium	5.30%	5.20%
Revenue volatility	27.5%	23%
Stock Price	$7.55	$6.26
Payment delay (days)	80	80
Fair value (millions)	$3.5	$2.6

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 2022	2023	2022	2022	2022	2022
Revenue risk premium	5.30%	5.30%	5.20%	6.60%	6.50%
Revenue volatility	25%	25%	25%	30%	33%
Stock Price	$4.91	$3.68	$4.38	$5.18	$7.61
Payment delay (days)	80	80	80	80	80
Fair value (millions)	$1.3	$0.9	$1.1	$1.4	$1.2

The Company recorded net losses of $0.9 million and $2.2 million resulting from the increases in the fair value of the contingent consideration in the three and six months ended  September 30, 2023, respectively. The Company recorded a net gain of $0.3 million and $0.1 million resulting from the decrease in the fair value of the contingent consideration in the three and six months ended September 30, 2022, respectively.

14. Debt

  As part of the acquisition of Neeltran, the Company identified four equipment financing agreements that Neeltran had entered into prior to the acquisition of Neeltran on May 6, 2021. The current debt balance is $0.1 million as of September 30, 2023 and March 31, 2023.

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

Finance Leases

As of September 30, 2023, the right-of-use asset related to the finance lease, net of accumulated amortization is less than $0.1 million, and is included in the property and equipment, net on the Company's condensed consolidated balance sheet.

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

Supplemental balance sheet information related to leases at  September 30, 2023, and  March 31, 2023 are as follows (in thousands):

	September 30, 2023	March 31, 2023
Leases:
Right-of-use assets - Financing	$-	1
Right-of-use assets - Operating	2,493	2,857
Total right-of-use assets	2,493	2,858

Lease liabilities - ST Financing	$-	1
Lease liabilities - ST Operating	696	807
Lease liabilities - LT Operating	1,929	2,184
Total lease liabilities	$2,625	2,992

Weighted-average remaining lease term	3.7 years	3.95 years
Weighted-average discount rate	8.48%	6.46%

The costs related to the Company's finance lease are not material. The costs related to the Company's operating leases for the three and six months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2023	September 30, 2023
Operating Leases:
Operating lease costs - fixed	$255	$514
Operating lease costs - variable	40	79
Short-term lease costs	37	74
Total lease costs	$332	$667

	Three Months Ended	Six Months Ended
	September 30, 2022	September 30, 2022
Operating Leases:
Operating lease costs - fixed	$262	$504
Operating lease costs - variable	41	76
Short-term lease costs	30	61
Total lease costs	$333	$641

The Company’s estimated minimum future lease obligations under the Company's leases are as follows (in thousands):

Leases
Year ending March 31,
2024	$472
2025	803
2026	755
2027	614
2028	392
Thereafter	15
Total minimum lease payments	3,051
Less: interest	(426)
Present value of lease liabilities	$2,625

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

As of September 30, 2023, the Company had $0.6 million of restricted cash included in long-term assets and $0.5 million of restricted cash included in current assets. As of March 31, 2023, the Company had $0.6 million of restricted cash included in long term assets and $1.7 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects or collateral deposits. These deposits are held in interest bearing accounts.

17. Restructuring

The Company accounts for charges resulting from operational restructuring actions in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC Topic 712, Compensation—Nonretirement Postemployment Benefits (“ASC 712”). In accounting for these obligations, the Company is required to make assumptions related to the amounts of employee severance, benefits, and related costs and the time period over which leased facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation arises. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the condensed consolidated balance sheet.

On  January 24, 2023, the Company approved a plan to reduce its global workforce by approximately 5%, effective as of such date. The purpose of the workforce reduction was to reduce operating expenses to better align with the Company’s current revenues. In fiscal 2022 through second quarter of fiscal 2023, the Company recorded restructuring charges of $1.0 million as a result of this reduction in force, which was comprised of severance pay. All amounts related to these restructuring activities are expected to be paid by  March 31, 2024.

The following table presents restructuring charges and cash payments during the six months ended  September 30, 2023 and year ended March 31, 2023 (in thousands):

Severance pay
and benefits
Accrued restructuring balance at April 1, 2023	$717
Charges to operations	(14)
Cash payments	(477)
Accrued restructuring balance at September 30, 2023	$226

Severance pay
and benefits
Accrued restructuring balance at April 1, 2022	$—
Charges to operations	1,048
Cash payments	(331)
Accrued restructuring balance at March 31, 2023	$717

All restructuring charges discussed above are included within restructuring in the Company’s condensed consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the condensed consolidated balance sheets.  The Company's restructuring charges relate primarily to the Grid business segment operations in the United States.

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

The operating results for the two business segments are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Grid	$28,515	$25,698	$54,251	$45,527
Wind	5,489	1,982	10,007	4,833
Total	$34,004	$27,680	$64,258	$50,360

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss):
Grid	$(679)	$(6,495)	$(2,649)	$(13,776)
Wind	252	(868)	(398)	(1,254)
Unallocated corporate expenses	(1,942)	(729)	(4,655)	(1,931)
Total	$(2,369)	$(8,092)	$(7,702)	$(16,961)

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

Unallocated corporate expenses consisted of a loss on contingent consideration of $0.9 million and $2.2 million in the three and six months ended September 30, 2023, respectively. Unallocated corporate expenses consisted of a gain on contingent consideration of $0.3 million and $0.1 million in the three and six months ended September 30, 2022. Additionally, unallocated corporate expenses consisted of stock-based compensation expense of $1.1 million and $1.0 million in the three months ended  September 30, 2023 and 2022, respectively, and $2.5 million and $2.1 million in the six months ended  September 30, 2023 and 2022, respectively.

Total assets for the two business segments as of  September 30, 2023 and  March 31, 2023, are as follows (in thousands):

	September 30, 2023	March 31, 2023
Grid	$137,607	$135,296
Wind	9,750	14,361
Corporate assets	23,970	25,904
Total	$171,327	$175,561

19. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Following the release of ASU 2019-10 in November 2019, the effective date, as long as the Company remains a smaller reporting company, was annual reporting periods beginning after December 15, 2022.  As of April 1, 2023, the Company has adopted ASU 2016-13 and noted no material impact on its condensed consolidated financial statements.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our prospective results of operations or financial position, the benefits of our acquisitions of Northeast Power Systems, Inc. ("NEPSI") and Neeltran, Inc. ("Neeltran"), contingent payments related to the NEPSI acquisition, changes in macroeconomic and market conditions, including increasing inflation and impacts from the COVID-19 pandemic, sourcing, production disruption, material delays and global supply chain disruptions and adoption of accounting changes may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include but are not limited to: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; Changes in exchange rates could adversely affect our results of operations; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We may not realize all of the sales expected from our backlog of orders and contracts; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit; The COVID-19 pandemic has adversely impacted our business, financial condition and results of operations and other future pandemics or health crises may have similar impacts;  Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity and overall business; We rely upon third-party suppliers for the components and subassemblies of many of our Grid and Wind products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Uncertainty surrounding our prospects and financial condition may have an adverse effect on our customer and supplier relationships; We have not manufactured our Amperium wire in commercial quantities, and a failure to manufacture our Amperium wire in commercial quantities at acceptable cost and quality levels would substantially limit our future revenue and profit potential; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; A significant portion of our Wind segment revenues are derived from a single customer. If this customer's business is negatively affected, it could adversely impact our business; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our business and operations would be adversely impacted in the event of a failure or security breach of our or any critical third parties information technology infrastructure and networks; Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success marketing and selling our superconductor products and system-level solutions, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; We or third parties on whom we depend may be adversely affected by natural disasters, including events resulting from climate change, and our business continuity and disaster recovery plans may not adequately protect us or our value chain from such events; Adverse changes in domestic and global economic conditions could adversely affect our operating results; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Adverse changes in domestic and global economic conditions could adversely affect our operating results; We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in India's political, social, regulatory and economic environment may affect our financial performance; Our products face competition, which could limit our ability to acquire or retain customers; Our products face competition, which could limit our ability to acquire or retain customers; Industry consolidation could result in more powerful competitors and fewer customers; Our products face competition, which could limit our ability to acquire or retain customers; Industry consolidation could result in more powerful competitors and fewer customers; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Lower prices for other fuel sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business;  We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful protection for our technology, which could result in us losing some or all of our market position; There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; We face risks related to our legal proceedings; We face risks related to our common stock; and the other important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, and our other reports filed with the SEC.  These important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

We continue to experience some inflationary pressure in our supply chain and some delays in sourcing materials needed for our products, resulting in some production disruption, both of which have increased our cost of revenues and decreased gross margin.  While the impact of inflation has been challenging, we continue to take actions to limit this pressure including adjusting the pricing of our products and services. Changes in macroeconomic and market conditions arising from the COVID-19 pandemic, or for other reasons, such as the ongoing wars between Russia and Ukraine or Israel and Hamas, inflation, rising interest rates, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on our business, financial condition and results of operation.

From time-to-time we may undertake restructuring activities in order to align our global organization in a manner that we believe will better position us to achieve our long-term goals. In January 2023, we undertook a reduction in force that involved approximately 5% of our global workforce. This restructuring is expected to incur $1.0 million of cash expenses, $0.8 million of which has been paid as of September 30, 2023, and to result in annualized cost savings of approximately $5.0 million, beginning in fiscal 2023.

In February 2023, we completed the process of determining and verifying our eligibility and amount of payroll tax credits known as the Employee Retention Credit (“ERC”) under the CARES Act which Congress enacted as part of the Taxpayer Certainty and Disaster Tax Relief Act of 2020. This resulted in filing certain amended payroll tax forms for eligible quarters in 2020 and 2021, which, in the aggregate, totaled $3.3 million. We recognized a receivable in prepaid expenses and other current assets and a benefit to cost of revenues and operating expenses in the quarter ended March 31, 2023. During the six months ended September 30, 2023, we received $3.0 million in payments for the initial claims that were processed. The remaining balance is expected to be paid during the remainder of fiscal 2023.

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

Results of Operations

Three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022

Revenues

Total revenues increased 23% to $34.0 million for the three months ended September 30, 2023 and total revenues increased 28% to $64.3 million for the six months ended September 30, 2023, compared to $27.7 million and $50.4 million for the three and six months ended September 30, 2022, respectively. Our revenues are summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Grid	$28,515	$25,698	$54,251	$45,527
Wind	5,489	1,982	10,007	4,833
Total	$34,004	$27,680	$64,258	$50,360

Our Grid business unit accounted for 84% of total revenues for each of the three and six months ended September 30, 2023, respectively, compared to 93% and 90% for the three and six months ended September 30, 2022, respectively. Our Grid business unit revenues increased 11% to $28.5 million in the three months ended September 30, 2023, from $25.7 million in the three months ended September 30, 2022. Our Grid business unit revenues increased 19% to $54.3 million in the six months ended September 30, 2023, from $45.5 million in the six months ended September 30, 2022. The increase in the Grid business unit revenue in the three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022 was primarily driven by increased shipments of new energy power systems and ship protection systems revenues than in the prior year periods.

Our Wind business unit accounted for 16% of total revenues for each of the three and six months ended September 30, 2023, respectively, compared to 7% and 10% for the three and six months ended September 30, 2022, respectively. Revenues in the Wind business unit increased 177% and 107% to $5.5 million and $10.0 million in the three and six months ended September 30, 2023, from $2.0 million and $4.8 million in the three and six months ended September 30, 2022, respectively. The increase in the three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022, was driven by additional shipments of electrical control systems ("ECS") at increased prices in the three and six months ended September 30, 2023.

Cost of Revenues and Gross Margin

Cost of revenues decreased by 1% to $25.4 million for the three months ended September 30, 2023, compared to $25.7 million for the three months ended September 30, 2022. Cost of revenues increased by 7% to $49.4 million for the six months ended September 30, 2023, compared to $46.2 million for the six months ended September 30, 2022. Gross margin was 25% and 23% for the three and six months ended September 30, 2023, respectively, compared to 7% and 8% for the three and six months ended September 30, 2022, respectively. The increase in gross margin in the three and six months ended September 30, 2023, was due to higher revenues, a more favorable product mix including increased spares and service revenues and favorable impacts across the business due to pricing increases across our product lines.

Operating Expenses

Research and development

Research and development ("R&D") expenses decreased 29% and 30% in the three and six months ended September 30, 2023, respectively, to $1.6 million from $2.3 million in the three months ended September 30, 2022, and to $3.5 million from $5.0 million in the six months ended September 30, 2022. The decrease in both periods was driven primarily by decreased compensation expense as well as increased labor charges reclassified to cost of goods sold to support revenue generating projects.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses increased 8% in the three months ended September 30, 2023, to $7.9 million from $7.3 million in the three months ended September 30, 2022. The increase in SG&A expense in the three months ended September 30, 2023, was due to higher compensation and stock compensation expense than in the prior year period. SG&A expenses increased 6% to $15.8 million in the six months ended September 30, 2023, compared to $14.9 million in the six months ended September 30, 2022. The increase in SG&A expense in the six months ended September 30, 2023, was due to higher overall compensation expense than in the prior year period.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, customer relationships, and other intangible assets of $0.5 million and $1.1 million in the three and six months ended September 30, 2023, respectively, and $0.7 million and $1.4 million in the three and six months ended September 30, 2022, respectively. The decrease in amortization expense in both periods is a result of using the economic consumption method as the basis to amortize the acquired customer relationship intangible assets from Northeast Power Systems, Inc ("NEPSI") and Neeltran.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the acquisition of NEPSI resulted in a loss of $0.9 million and $2.2 million in the three and six months ended September 30, 2023, respectively, compared to a gain of $0.3 million and $0.1 million in the three and six months ended September 30, 2022, respectively. The change in the fair value was driven by an increased likelihood of achieving certain revenue targets and an increase in the Company's stock price.

 NEPSI has recognized revenues in excess of $75 million during the three years after the NEPSI Acquisition Date.  As a result, we expect to issue 400,000 shares of common stock of the Company to the selling stockholders during the quarter ending December 31, 2023 upon certification of the achievement of specified earnout revenue objectives.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss):
Grid	$(679)	$(6,495)	$(2,649)	$(13,776)
Wind	252	(868)	(398)	(1,254)
Unallocated corporate expenses	(1,942)	(729)	(4,655)	(1,931)
Total	$(2,369)	$(8,092)	$(7,702)	$(16,961)

Our Grid business segment generated operating losses of $0.7 million and $2.6 million in the three and six months ended September 30, 2023, respectively, compared to operating losses of $6.5 million and $13.8 million in the three and six months ended September 30, 2022, respectively.  The decrease in the Grid business unit operating loss in the three and six months ended September 30, 2023, was due to higher revenues and gross margins due to a favorable product mix as well as the reduction of the remaining acquired Neeltran backlog.

Our Wind business segment generated operating income of $0.3 million and operating loss of $0.4 million in the three and six months ended September 30, 2023, respectively, compared to operating losses of $0.9 million and $1.3 million in the three and six months ended September 30, 2022, respectively. The improvement in the Wind business unit operating margin in the three and six months ended September 30, 2023 was due to higher revenues and gross margins from increased sales of ECS units.

Unallocated corporate expenses included a loss on contingent consideration of $0.9 million and $2.2 million in the three and six months ended September 30, 2023, respectively, and a gain on contingent consideration of $0.3 million and $0.1 million in the three and six months ended September 30, 2022, respectively. Additionally, unallocated corporate expenses primarily consisted of stock-based compensation expense of $1.1 million and $2.5 million in the three and six months ended September 30, 2023, respectively, and $1.0 million and $2.1 million in the three and six months ended September 30, 2022, respectively.

Interest income, net

Interest income, net, was $0.2 million and $0.4 million in the three and six months ended September 30, 2023, respectively, compared to less than $0.1 million and $0.1 million in the three and six months ended September 30, 2022, respectively, due to higher earned interest at increased rates in the fiscal year 2023 periods.

China dissolution

            China dissolution expense was $1.9 million in each of the three and six months ended September 30, 2022, and there was no similar transaction in the three and six months ended September 30, 2023. The impact of the China dissolution expense during the three and six months ended September 30, 2022, was driven by the liquidation of our China entity, resulting in a foreign currency loss from the cumulative translation release of $1.9 million.

Other income (expense), net

Other expense, net, was $0.2 million and $0.3 million in the three and six months ended September 30, 2023, respectively, compared to other income, net, of $0.1 million and $0.2 million in the three and six months ended September 30, 2022, respectively. The increase in other expense, net, during the three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022, was driven by the impacts of unfavorable fluctuations in foreign currencies during the periods.

 Income Taxes

Income tax expense was $0.1 million and $0.2 million in the three and six months ended September 30, 2023, respectively. Income tax benefit was less than $0.1 million in the three months ended September 30, 2022 and income tax expense was less than $0.1 million in the six months ended September 30, 2022.

Net loss

Net loss was $2.5 million and $7.9 million in the three and six months ended September 30, 2023, respectively, compared to $9.9 million and $18.6 million in the three and six months ended September 30, 2022, respectively. The decrease in net loss in both periods was driven primarily by the increased revenues and gross margins.

Non-GAAP Financial Measure - Non-GAAP Net Income (Loss)

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

We define non-GAAP net income (loss) as net loss before, China dissolution, stock-based compensation, amortization of acquisition-related intangibles, change in fair value of contingent consideration, and other non-cash or unusual charges.  We believe non-GAAP net income (loss) assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net income (loss) as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net income (loss) is set forth in the table below (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(2,485)	$(9,881)	$(7,883)	$(18,590)
China dissolution	-	1,921	-	1,921
Stock-based compensation	1,111	1,019	2,468	2,052
Amortization of acquisition-related intangibles	538	688	1,082	1,400
Change in fair value of contingent consideration	850	(290)	2,200	(120)
Non-GAAP net income (loss)	$14	$(6,542)	$(2,133)	$(13,337)

Non-GAAP net income (loss) per share - basic	$0.00	$(0.23)	$(0.07)	$(0.48)
Weighted average shares outstanding - basic	28,828	27,867	28,545	27,714

We incurred non-GAAP net income of less than $0.1 million and a non-GAAP net loss of $2.1 million, or $0.00 and $0.07 per share, for the three and six months ended September 30, 2023, respectively, compared to non-GAAP net losses of $6.5 million and $13.3 million, or $0.23 and $0.48 per share, for the three and six months ended September 30, 2022, respectively. The improvement in the non-GAAP net loss for the three and six months ended September 30, 2023 was due to a lower operating loss driven by higher revenues and gross margins.

Liquidity and Capital Resources

We have experienced recurring operating losses and, as of September 30, 2023, had an accumulated deficit of $1,063.4 million.

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

As of September 30, 2023, we had cash, cash equivalents and restricted cash of $24.0 million, compared to $25.7 million as of March 31, 2023, a decrease of $1.7 million. As of September 30, 2023, we had $2.6 million in cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	September 30, 2023	March 31, 2023
Cash and cash equivalents	$22,818	$23,360
Restricted cash	1,162	2,315
Total cash, cash equivalents, and restricted cash	$23,980	$25,675

For the six months ended September 30, 2023, net cash used in operating activities was $1.3 million, compared to $11.6 million for the six months ended September 30, 2022. The decrease in net cash used in operations was due primarily to decrease in prepaid expenses and other current asset as well as accounts receivable in the six months ended September 30, 2023 as compared to September 30, 2022. Cash flows from operating activities in the six months ended September 30, 2023 included a reimbursement of $3.0 million for the ERC receivable in prepaid expenses and other current assets at March 31, 2023.

For the six months ended September 30, 2023, net cash used in investing activities was $0.4 million, compared to $0.7 million for the six months ended September 30, 2022. The decrease in net cash used in investing activities was primarily due to a decrease in purchases of property, plant and equipment.

For the six months ended September 30, 2023 and 2022, respectively, net cash provided by financing activities remained consistent at $0.1 million.

As of September 30, 2023, we had $0.6 million of restricted cash included in long-term assets and $0.5 million of restricted cash included in current assets. At March 31, 2023, we had $0.6 million of restricted cash included in long-term assets and $1.7 million of restricted cash in current assets. These amounts included in restricted cash primarily represent collateral deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of September 30, 2023, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 13, "Contingent Consideration," Note 14, "Debt," Note 15, "Leases" and Note 16, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. Our liquidity is highly dependent on our ability to increase revenues, control our operating costs, and raise additional capital, if necessary. There can be no assurance that we will be able to raise additional capital on favorable terms or at all or execute on any other means of improving our liquidity as described above.  Additionally, the impact of the COVID-19 pandemic or other sources of instability, including the ongoing wars between Russia and Ukraine or Israel and Hamas, instability of financial institutions and political instability in the United States, on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity. We also continue to closely monitor our expenses and, if required, we intend to reduce our operating and capital spending to enhance liquidity.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Following the release of ASU 2019-10 in November 2019, the effective date, as long as we remain a smaller reporting company, was annual reporting periods beginning after December 15, 2022.  As of April 1, 2023, we have adopted ASU 2016-13 and noted no material impact on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on May 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock repurchase activity during the three months ended September 30, 2023 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2023 - July 31, 2023	—	—	—
August 1, 2023 - August 31, 2023	—	—	—
September 1, 2023 - September 30, 2023	—	—	—
Total	—	—	—

(a) During the three months ended September 30, 2023, we did not repurchase shares in connection with our stock-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and March 31, 2023 (ii) Condensed Statements of Operations for the three and six months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

		By:	/s/ John W. Kosiba, Jr.
Date:	November 1, 2023		John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)