Form 10-K
period 2024-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2024-05-29
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2023, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($7.55 per share) was $219.5 million.

Number of shares outstanding of the registrant’s Common Stock, as of May 24, 2024 was 36,994,517.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on August 2, 2024, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

AMERICAN SUPERCONDUCTOR CORPORATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our addressable markets, our competitive position, the benefits of our acquisitions, financial results and financial condition,  expectations for when our products become operational, capabilities and potential uses of our products, steps taken to enhance liquidity, or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2024, which among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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

Market opportunities

We provide solutions that address four key drivers of our business:

•	the global demand for renewable energy;

•	the global demand for materials for the electrification of transportation, in particular for electric vehicles;

•	the global demand for semiconductors, driven by the electrification of everything; and

•	the electrification of the Naval fleet to enhance capability.

This all requires an electric grid that is fit for the future.

The Global Demand for Renewables:

We design wind turbines and provide electrical control systems for inside the turbine that control the wind turbine’s voltage, current, frequency, pitch and yaw. At the substation level, we provide interconnection solutions that allow wind farms to meet utility’s grid code requirements for voltage, power factor and dynamic performance of the plant during unforeseen system disturbances, by utilizing our dynamic voltage management solutions as well as our static voltage management solutions and harmonic filters. We provide field service and spare parts to our global installed base of over 17 Gigawatts ("GW").

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

•	Marine protection systems. We sell advanced degaussing systems to the U.S. Navy. Degaussing systems reduce a naval ship's magnetic signature, making it much more difficult for a mine to detect and damage a ship. Our degaussing system is comprised of much smaller, lighter and higher performing HTS cable coils eliminating an estimated 50-80% of the system weight and reducing overall energy consumption versus copper-based degaussing systems.

•	Solar Power. Our solutions enable the grid to handle more distributed generation in the form of rooftop solar. Our products are designed to allow the existing grid to handle more renewable capacity.

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

•	Provide resiliency and protection capabilities. Our products provide resiliency and protection capabilities that support an evolving power grid and protect the navy fleet from rising global threats.

•	Pursue Emerging Overseas Markets and Serve Key Markets Locally. We focus our sales efforts on overseas markets that are investing aggressively in renewable energy and power grid projects. As part of our strategy, we serve our key target markets with local sales and field service personnel, which enables us to understand market dynamics and more effectively anticipate customer needs while also reducing response time. We currently serve target markets such as Australia, Canada, Chile, India, Japan, Jordan, Mexico, Singapore, South Africa, South Korea, the United Kingdom, and the United States.

Grid market overview

It is widely believed that the electricity grids around the world require modernization through widespread technology upgrades if they are to maintain reliability while solving rapidly evolving challenges such as more frequent severe weather, threats of physical- and cyber-attacks, expanded renewable generation (both large and small scale) and new types of customer loads such as electric vehicles.  In fact, a series of reports written by the Electric Power Research Institute ("EPRI") in 2016 emphasize the need for increased resiliency, flexibility and connectivity in electric grids.  According to the EPRI reports, the number of geophysical, meteorological, hydrological, and climatological events in the U.S. rose to an all-time high of 247 events in 2010 – up from approximately 200 in 2009 and less than 200 in all years combined from 1980 to 2010.  Available data further indicate that the existing U.S. electrical grid has been stressed by U.S. wind power generation increasing from 6 GW in 2003 to approximately 149 GW in 2023, and photovoltaics ("PV") power generation increasing from almost zero in 2003 to approximately 103 GW as of the end of 2023.

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

•	actiVAR® Systems. Our actiVAR system is a fast-switching medium-voltage reactive compensation solution that utilizes passive, fast-switching, and transient-free switching devices. The actiVAR mitigates voltage sags and reduces large inrush currents associated with starting large medium-voltage motors across-the-line. Large motors require significant amounts of reactive power to start. The flow of VARs across the power system network results in voltage sags which cause power quality issues to nearby utility customers, as well as a reduction in the motors ability to start. Traditional solutions to solve these problems utilize complex and costly adjustable speed drives and synchronous transfer switchgear solutions. The actiVAR replaces these items at a fraction of the cost. The solution is prevalent in the pump and compressors stations utilized in industrial trades. Our actiVAR sales process begins with the engineering and procurement companies during feasibility studies. We identify viable projects for this solution and assist with performance and rating calculations, which eventually lead to the adaption and purchase of the actiVAR solution.

•	armorVAR™ Systems. Our armorVAR system consists of conventionally switched medium-voltage metal-enclosed capacitor banks and harmonic filter banks. These systems are installed for reactive compensation, power factor correction, loss reduction, utility bill savings, and mitigation of common power quality concerns related to power converter-based generation and load devices. They are utilized in all industries including renewables, industrial, utility, commercial, mining, and petro-chemical industries. Our armorVAR systems also support the base VAR requirements of renewable power plants and can include fully integrated D-VAR and D-VAR VVO® solutions to form more advanced hybrid solutions that are more economical and easier to install.

•

Transformers and DC Rectifiers. Our custom transformers and rectifiers combine to form power electronic systems which consists of heavy-duty industrial rectifier transformers and direct current (DC) rectifiers. These systems are installed to produce DC power for electrolytic, furnace, and special processes. They are utilized in all industries including renewables, industrial, chemical, mining, and petro-chemical industries. Our power electronic systems also support renewable wind/solar power plants and can include fully integrated D-VAR, D-VAR VVO, actiVAR®, and armorVAR™ solutions that are more economical and easier to install to form a complete power solution engineered to the client's specification.

•

D-VAR VVO®. Our D-VAR VVO serves the distribution power grid market. VVO is designed to be a direct-connect 15 kilovolt class reactive power system for a utility's distribution network to optimally control voltage as distribution networks are increasingly impacted by distributed generation, such as roof top and community solar, and to correct disturbances caused by heavy transient loads. We believe VVO has the potential to save utilities time and money by avoiding costly options to increase the reliability and resiliency of the distribution grid and to allow utilities to build a “plug 'n play” network to serve the demands of modern energy consumers. Our VVO target markets are electric distribution grids incorporating distributed generation, including where utility grid modernization attributes such as the following are applicable: mandated efficiency upgrades, mass adoption of rooftop solar, community solar, utility-owned micro-grids, variable load conditions on the distribution grid and voltage regulations alternatives.

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

Marine market overview

Defense spending has increased over the past seven years as the U.S. military moves to rebuild and retool for competition against other great powers. In March 2023, the U.S. Navy’s 2024 shipbuilding plan covering government fiscal years 2024 to 2053, calls for a larger and more distributed fleet. To achieve that goal, the Navy would buy 290 to 340 ships over the 2024 to 2053 period: 237 to 267 combat ships and 53 to 73 combat logistics and support ships. For a description of risks related to our government contracts, see Part I, Item" 1A, “Risk Factors – Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit."

As of November 6, 2023, the Navy included 291 battle force ships—aircraft carriers, submarines, surface combatants, amphibious ships, combat logistics ships, and some support ships.

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

Navy fleets worldwide face various challenges, including:

•

Power Capacity. Today’s Navy continues to see increased demand for more power applied from both on and off the ship (shore power). This need is driven by many factors, including the continued development of high-power density advanced weapons systems and sensors. Many power dense applications that naval engineers are working on today are already relying on the independent development of improved power distribution systems for their implementation. Free Electron Lasers, High Power Radar, Laser Self Defense Systems, and Active Denial (Directed Energy) systems are just a few of the Navy applications that we believe will demand higher capacity and more efficient energy transfer before deployment to a platform in the fleet can be realized.

•

Space and Weight Limitations. Advances in sensors and weapons for modern ship applications are expected to drive the need for new power solutions to be light and compact, for weapons’ power draw to be more efficiently cooled and for easing installation on new ships and enabling upgrades on existing ones.

•

Efficiency. Increased power demands for routine (peacetime) operations are straining the conventional copper-based power cable systems that are currently used. The copper cables are very heavy, cumbersome, and hard to handle. The weight of the cables requires a coordinated effort between a crew on the pier and a crew on the ship. In many instances, handling these cables requires the use of a crane or a boom truck to extend them from the pier-side power substations up to the ship’s connection point. More efficient, compact, lighter weight power transfer and distribution systems are expected to be required for tomorrow’s Navy to satisfy its future mission requirements.

Our solutions for the marine market

Each Navy ship can be thought of as having its own power grid.  We provide advanced ship protection systems, power management, and power generation systems that are designed to help fleets increase system efficiencies, enhance warfare capabilities, and boost reliability, performance and security. Our systems support the Navy’s mission to “electrify the fleet”. Our systems allow for the ship to generate a large amount of electrical power and distribute the power through an onboard power system to a propulsion motor by way of a much smaller, lighter, and higher performing HTS cable system, enabling a more advanced, reliable, and secure solution with a smaller footprint. Our solutions include:

•

Ship Protection Systems. The primary focus of our SPS has been degaussing systems. These systems reduce a naval ship’s magnetic signature, making it much more difficult for a mine to detect and damage a ship. Traditionally made of heavy copper wire, degaussing is required on all U.S. Navy combat ships. Our HTS advanced degaussing system is lightweight, compact, and often outperforms its conventional counterpart. This HTS system is estimated to enable 50-80% reduction in total degaussing system weight, offering significant potential for fuel savings or options to add different payloads. The core components of a degaussing system are transferable to other applications being targeted for ship implementation. Our SPS has been designed into the San Antonio class of amphibious assault vessels, with the first system delivered in January 2022 to be deployed on the USS Fort Lauderdale. We are also seeking opportunities to propagate SPS throughout the surface fleet, creating the potential for a relatively long-term revenue stream. Additionally, we are developing a deployable mine countermeasure solution to enhance U.S. Navy capability to manage the threat of minefields.

•

Onboard Power Delivery Systems.  We are working on expanding HTS technology into the fleet through a variety of applications, including onboard power flow and management. Our HTS power cables enable high density energy transfer at unsurpassed efficiency levels in a compact, lightweight package.

•

Power Generation Systems. We are also working on expanding HTS technology into the fleet through a variety of applications including power generation and electric propulsion. The same HTS technology used in SPS and onboard power delivery systems when applied to rotating machines results in high power generators. This enables dramatically more power to be produced in the same machinery space used for conventional systems, which in turn affords the Navy additional power for high energy density weapons without significant structural changes to the ship.

•

Propulsion systems. Our development work in power generation systems for the Navy extends to HTS-based electric power propulsion. Onboard power delivery systems and power generation systems, when applied to propulsion motors, enable the transition to high power dense electric propulsion systems. This is expected to make new ships more fuel-efficient and allow the Navy to free up space for additional war-fighting capability.

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

According to GlobalData, a research firm, nearly 92 GW of wind generation capacity were added worldwide in calendar 2023, as compared to 78 GW in calendar 2022. GlobalData anticipates that more than 102 GW of additional capacity will be added in 2024.

According to GlobalData, annual wind installations in India for calendar 2023 were 4.3 GW and for calendar 2024 are estimated to be above 4 GW.

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

•

Electrical Control Systems. We provide full electrical control systems (“ECS”) to manufacturers of wind turbines designed by us. Our ECS regulate voltage, control power flows and maximize wind turbine efficiency, among other functions. To date, we have shipped core electrical components and complete ECS sufficient to power over 17,000 MWs of wind power. We believe our ECS represent approximately 5-10% of a wind turbine’s bill of materials.

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

Customers

We serve customers globally through a localized sales and field service presence in our core target markets. We have served over 100 customers in the grid market since our inception, including Commonwealth Edison, Huntington Ingalls Shipbuilding, the U.S. Navy, Capital Power Corp., Targa Resources Corp., Micron Technology Inc., SSE plc in the United Kingdom, Consolidated Power Projects (Pty) Ltd in South Africa, Fuji Bridex in Singapore, and Ergon Energy in Australia. Additionally, our sales personnel in the United States are supported by manufacturers' sales representatives. We have designed wind turbines for and licensed wind turbine designs to wind turbine manufacturing customers including Inox Wind Limited ("Inox") in India and Doosan Heavy Industries (“Doosan”) in South Korea.

In fiscal 2023, Inox accounted for 13% of our total revenues. In fiscal 2022, Fuji Bridex Pte Ltd accounted for 15% of our total revenues. No other customer accounted for more than 10% of our total revenues in each of fiscal 2023 and 2022.

Facilities and Manufacturing

Our primary facilities and their primary functions are as follows:

•	Ayer, Massachusetts — Corporate headquarters; Grid segment manufacturing, and research and development

•	Klagenfurt, Austria —Wind segment engineering, research and development, and customer support

•	New Milford, Connecticut — Grid segment manufacturing

•	Pewaukee, Wisconsin — Grid segment research and development

•	Queensbury, New York — Grid segment manufacturing

•	Richland, Washington — Grid segment research and development

•	Westminster, Massachusetts — Grid segment manufacturing

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

We face competition from other companies offering FACTS systems similar to our D-VAR products. These include adaptive VAR compensators, Dynamic voltage restorers (“DVRs”), and STATCOMs produced by ABB, Hitachi, Siemens, Mitsubishi, and Ingeteam, and battery-based uninterruptable power supply (“UPS”) systems offered by various companies around the world.

We face competition from other companies offering medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems similar to our NEPSITM products. These include Southern States, Controllix PowerSide, Elgin Power Solutions, Scott Engineering and QVARx.

We face competition from other companies offering DC power supply systems similar to our NeeltranTM products. These include SCR Controlled Rectifiers, IGBT-controlled choppers produced by ABB, Siemens, Friem, Dynapower, and Nidec offering systems around the world.

With our HTS-based REG product, we are offering a new approach that provides alternatives to utilities for power system design. Therefore, we believe that we compete with traditional approaches such as new full-sized substations, overhead and underground transmission, and urban power transformers.

We believe we are currently the only company that can offer HTS-based SPS products that have been fully qualified for use aboard U.S. Navy surface combatants.  Therefore, the primary competition for our SPS products is currently coming from defense contractors that provide the copper-based systems that our lighter, more efficient HTS versions have been developed to replace. Companies such as Ultra Maritime, L3 Harris, and Raytheon have the bulk of the copper-based business today.

Our power module conversion equipment and our electrical control systems are designed and integrated into our wind turbine designs in a way to achieve maximum performance of the turbine. Typically, we are the exclusive provider of the power module conversion equipment and electrical control systems for our wind turbine designs. As a result, our power conversion equipment and electrical control systems see limited competition. Other companies that serve the wind turbine components industry include ABB and Hopewind. We also face indirect competition in the wind energy market from global manufacturers of wind turbines, such as Siemens Gamesa, General Electric, Vestas and Suzlon. We face competition for the supply of wind turbine engineering design services from design engineering firms such as Aerovide and W2E.

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

Grid Patents

We have received patents and filed numerous additional patent applications on power quality and reliability systems, including our D-VAR products. Our products are covered by patents and patents pending worldwide on both our systems and power converter products. The patents and applications focus on inventions that significantly improve product performance and reduce product costs, thereby providing a competitive advantage. Our grid patents will begin to expire in 2027, with the latest set to expire in 2040.

HTS Patents

Since the discovery of high temperature superconductors in 1986, rapid technical advances have characterized the HTS industry, which in turn have resulted in a large number of patents, including overlapping patents, relating to superconductivity. As a result, the patent situation in the field of HTS technology and products is unusually complex. We have obtained licenses to patents and patent applications covering some HTS materials. We currently have non-exclusive rights to a fundamental U.S. patent (U.S. 8,060,169 B1) covering 2G and similar HTS wire and applications and may elect in the future to allow our rights under this license to lapse. In addition to our owned patents and patent applications in 2G HTS wire, we have obtained licenses from (i) MIT for the MOD process we use to deposit the YBCO layer, and (ii) Alcatel-Lucent on the YBCO material. However, we may have to obtain additional licenses to HTS materials. Our HTS wire patents will begin to expire in 2024, with the latest set to expire in 2039.

In addition to HTS wire patents, we have extensive patents and patents pending covering applications of HTS wire, such as HTS fault current limiting technology including our fault current limiting cable, HTS rotating machines and ship protection systems. Our HTS application patents will begin to expire in 2027, with the latest set to expire in 2038. Since the superconductor rotating machine and the fault current limiting cable applications are relatively new, we believe that we have a particularly strong patent position in these areas.  At present, we believe we have the world’s broadest and most fundamental patent position in superconductor rotating machines technology. We have also filed a series of patents on our concept for our proprietary fault current limiting technology. However, there can be no assurance that that these patents will be sufficient to assure our freedom of action in these fields without further licensing from others. See Part I, Item 1A, “Risk Factors,” for more information regarding the status of the commercialization of our Amperium wire products.

Wind Patents

Under our Windtec™ Solutions brand, we design a variety of wind turbine systems and license these designs, including expertise and patent rights, to third parties for an upfront fee, plus in some cases, future royalties. Our wind turbine designs are covered by patents and patents pending worldwide on wind turbine technology. We have patent coverage on the unique design features of our blade pitch control system, which ensures optimal aerodynamic flow conditions on the turbine blades and improves system efficiency and performance. The pitch system includes a patented SafetyLOCK™ feature that causes the blades to rotate to a feathered position to prevent the rotor blades from spinning during a fault. Our wind patents will begin to expire in 2025, with the latest set to expire in 2039.

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

Human Capital

We aim to provide a safe and positive work environment for our employees that emphasizes respect for individuals and high standards of integrity.  The health and safety of our employees is of utmost importance to us. Recognizing and respecting our global presence, we strive to maintain a diverse and inclusive workforce everywhere we operate. As of March 31, 2024, we employed 337 persons. None of our employees are represented by a labor union.

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

Information about our Executive Officers

The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	52	President, Chief Executive Officer and Chairman
John W. Kosiba, Jr.	51	Senior Vice President, Chief Financial Officer and Treasurer

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

We were not profitable in fiscal 2023 and have recorded net losses for the last three fiscal years. We may not be profitable in fiscal 2024 or future years.

There remains substantial uncertainty in our business, which makes it difficult to evaluate our business and future prospects. In addition, our operating results historically have been difficult to predict and have at times fluctuated from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result of all of these factors, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.  In addition, we have in the past provided, and may continue to, provide public guidance on our expected operating and financial results for future periods. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and statements. Our actual results may not always be in line with or exceed the guidance we have provided.  If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period or we do not meet our guidance, the trading price of our common stock would likely decline.

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

At March 31, 2024, we had approximately $92.3 million of cash, cash equivalents and restricted cash, and during the fiscal year ended March 31, 2024, $2.1 million in cash was provided by our operating activities. We have historically experienced net losses and negative operating cash flows. We plan to continue to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

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

In addition, the Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

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

Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2023, 37% of our revenues were recognized from sales outside of the United States. In addition, approximately 14% of our revenues in fiscal 2023 were derived under sales contracts where prices were denominated in the Euro. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in a lesser number of orders, and therefore lower revenues, from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations.  However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit.

While we have been required to provide performance bonds in the form of surety bonds or other forms of security and letters of credit in the past, the size of the bonds and letters of credit was not material. In recent years, we have entered into contracts that require us to post bonds and to deliver letters of credit of significant magnitude, such as our prior $5.0 million irrevocable letter of credit (secured by a $5.0 million deposit in an escrow account, subsequently released upon completion of our obligations) as part of the agreement with Commonwealth Edison Company (“ComEd”) to install the Resilient Electric Grid (“REG”) system in Chicago. Similarly, in many other instances, we have been required to deposit cash in escrow accounts as collateral for these instruments, which is unavailable to us for general use for significant periods of time. Should we be unable to obtain performance bonds or letters of credit in the future, significant future potential revenue could become unavailable to us. Further, should our working capital situation deteriorate, we would not be able to access the restricted cash to meet working capital requirements.

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

Pandemics, epidemics, or other public health crises may  adversely impact our business, financial condition and results of operations .

The occurrence or reoccurrence of regional epidemics, a global pandemic or other public health crises, such as COVID-19, may adversely affect our operations, financial condition, and results of operations. The extent to which a public health crisis impacts our business going forward will depend on factors such as the duration and scope; governmental, business, and individuals' actions in response to the public health crisis; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a public health crisis may intensify other risks described in these Risk Factors.

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

In order to minimize costs and time to market, we have and will continue to identify local suppliers that meet our quality standards to produce certain of our subassemblies and components. These efforts may not be successful including as quality standards evolve. For example, there are increasing expectations in various jurisdictions that companies monitor the environmental, social, and/or geographic provenance of their supply chain; complying with such expectations may cause us to incur additional costs, subject us to increased scrutiny, reduce the number of acceptable suppliers, or otherwise impact our business or operations. In addition, any event that negatively impacts our supply, including, among others, wars, terrorist activities, cyberattacks, natural disasters and outbreaks of infectious disease, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as we are able to restore our production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

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

A significant portion of our Wind segment revenues have historically been derived from Inox and a significant decrease in revenues from Inox could adversely impact our Wind segment. Revenues from Inox are supported by supply contracts to purchase wind turbine ECS, and licenses to make, use and supply, wind turbines based on our designs. Inox has been active in the new central and state government auction regime in India and has a cumulative order book of over 2.6 GW. However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.  Inox has historically failed to post letters of credit and take delivery of forecasted ECS quantities.

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

We rely upon the capacity, reliability, and security of information technology hardware and software infrastructure and networks (collectively, "IT Systems"), and our ability to expand and update IT Systems in response to our changing needs. We manage certain IT Systems but also rely on IT Systems and various products and services provided by critical third-party vendors and others in the supply chain. We also collect and store sensitive and confidential information ("Confidential Information") in the ordinary course of our business. Any failure to manage, expand, or update our IT Systems or any disruption to or failure in the operation of such IT Systems could harm our business. In addition, the costs associated with updating and securing our IT Systems are likely to increase as such security measures become more complex, which may harm our operating results and financial condition.

Despite our implementation of security measures, we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. Our IT Systems, and those of the third-party vendors we rely on, are vulnerable to disruption, compromise and damage from computer viruses (including malware and ransomware), bugs, misconfigurations or vulnerabilities, social engineering/phishing, natural disasters, human or technical error, intentional conduct, cyberattacks, unauthorized access and other similar disruptions. Because we rely on certain third party vendors that support our operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, or the processes of third-party vendors we rely on, will be fully implemented, complied with or effective in protecting our IT Systems and data. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as employees.  We cannot guarantee the security or protection of any IT Systems. Threat actors, such as ransomware groups, are becoming increasingly sophisticated in using techniques and tools including artificial intelligence that are designed to circumvent controls, evade detection and remove or obfuscate forensic evidence. As a result, we and our third-party providers may be unable to timely or effectively anticipate, detect, investigate, remediate or recover from cyberattacks in the future or avoid material impact to our IT Systems and our business. We also face increased cyber risk due to the number of our and others' employees who are (and may continue to be) working remotely due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

Any adverse impact to the availability, integrity or confidentiality of our IT Systems or those of third parties upon which we rely could result in disruptions to our operations, loss, damage or compromise to our data, or inappropriate disclosure of confidential information. Any or all of the foregoing could harm our reputation, result in substantial remediation, incident response, system restoration and compliance costs, lead to lost revenues and business opportunities, lead to regulatory investigations and enforcement and/or litigation (such as class actions), and related fines or penalties, increase our insurance premiums and have other materially adverse effects on our business and results. Our insurance policies may not cover, or may be insufficient to cover, any or all costs, losses and liability associated with any cyberattacks, security incidents or other disruptions and we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.

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

We are subject to many rapidly evolving privacy and data protection laws and regulations in the United States, Europe and around the world. This requires us to operate in a complex environment where there are significant constraints on how we can process personal data across our business. The scope of these laws are changing, subject to differing interpretations, and may be inconsistent among jurisdictions. For example, European General Data Protection Regulation, the California Consumer Privacy Act, Massachusetts Data Privacy Law and the data protection and security laws of other jurisdictions impose onerous obligations — including around transparency, data breach reporting, and international data transfers — with respect to our processing personal data of individuals. We are also subject to certain contractual obligations related to privacy, data protection and data security. The legal and regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another, and may conflict with our other legal obligations or our practices. Any failure or perceived failure by us to comply with our privacy, data protection and data security obligations may result in substantial fines, regulatory investigations or enforcement, reputational damage, orders to cease/change our use of data, enforcement notices, as well as potential civil claims, including class action type litigation, and could result in significant liability (including monetary penalties or requirements to alter our operations), and otherwise materially and adversely affect our reputation and business. Further, any significant change to applicable laws, regulations or industry practices regarding privacy, data protection, and data security could increase our costs and require us to modify our operations, possibly in a material manner.

Many of our revenue opportunities are dependent upon subcontractors and other business collaborators.

Many of the revenue opportunities for our business involve projects, such as the installation of our ship protection systems and electrical system hardware in wind turbines, in which we collaborate with other companies, including suppliers of cryogenic systems, manufacturers of electric power cables and manufacturers of wind turbines. As a result, many of our current and planned revenue-generating projects involve business collaborators on whose performance our revenue is dependent. If these business collaborators fail to deliver their products or perform their obligations on a timely basis or fail to generate sufficient demand for the systems they manufacture, our revenue from the project may be delayed or decreased, and we may not be successful in selling our products.

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

Our ability to implement our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, including as a result of the ongoing wars between Russia and Ukraine and Israel and Hamas, or increased operating costs or expenses.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.

Consistent with customary practice in our industry, we provide various warranties or guarantees relating to our products, such as that our products and/or services will be free from defects in material and workmanship under normal use and service. We generally provide a one- to three-year warranty on our products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. The possibility of future product failures or issues related to services we provided could cause us to incur substantial expenses to repair or replace defective products or re-perform such services potentially in excess of our reserves. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

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

Natural disasters (including, but not limited to tornadoes, earthquakes, fires, storms, floods, droughts and extreme temperatures) and chronic changes in the physical environment, such as changes to meteorological or hydrological patterns, could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. Climate change may increase the frequency or intensity of such events. If a natural disaster, power outage, or other event, including human acts such as terrorism, occurred that prevented us from fully utilizing our value chain or facilities, that damaged critical infrastructure, such as the manufacturing facilities on which we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

In addition, changes in climate change-related laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional compliance requirements and expenditures, and subject us to additional operational costs and restrictions, including increased energy and raw material costs and other compliance requirements which could negatively impact our reputation, business, capital expenditures, results of operations and financial position. For more information, please refer to our risk factor titled “The increasing focus on environmental sustainability and social initiatives could increase our costs, and inaction could harm our reputation and adversely impact our financial results."

Risks Related to Our Markets

Adverse changes in domestic and global economic conditions could adversely affect our operating results.

We have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions, including as a result of political instability in the United States. In recent years, financial markets have been volatile and the state of both the domestic and global economies has been uncertain. Political instability in the United States, such as the failure to increase the federal debt ceiling, could lead to further financial market volatility and harm the economy. Adverse credit conditions in the future could have a negative impact on our ability to execute on future strategic activities.  In addition, if credit is difficult to obtain in the future, some customers may delay or reduce purchases. Similarly, inflationary pressures have increased and may increase our costs or force us to increase prices for our products. In particular, in fiscal 2022, we experienced substantial inflationary pressure in our supply chain. Sustained higher prices continued throughout fiscal 2023, although we believe inflationary pressures were more stable. These events have resulted or could in the future result in higher product costs, reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased accounts receivable and inventory write-offs and increased price competition. We also purchase large amounts of commodity-based raw materials. Prevailing prices for such commodities are subject to fluctuations due to changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Any of these events would likely harm our business, results of operations and financial condition.

Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results.

In recent years, a substantial amount of our consolidated revenues were recognized from customers outside of the United States. For example, 37% of our revenues in fiscal 2023 and 45% of our revenues in fiscal 2022 were recognized from sales outside the United States. We also manufacture certain of our products and purchase a portion of our raw materials and components from suppliers in other foreign countries. The ongoing wars between Ukraine and Russia and Israel and Hamas have caused increased raw material costs and material shortages and, as a result, adversely impacted certain of our suppliers. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

Trade tensions between the U.S. and China, the U.S. and Russia, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent years. Such sanctions and other measures, as well as the existing and potential further responses from countries subject to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

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

We face competition from other companies offering FACTS systems similar to our D-VAR products. These include adaptive VAR compensators, Dynamic voltage restorers (“DVRs”), and STATCOMs produced by ABB, Hitachi, Siemens, Mitsubishi, and Ingeteam, and battery-based uninterruptable power supply (“UPS”) systems offered by various companies around the world.

We face competition from other companies offering medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems similar to our NEPSI products. These include Southern States, Controllix PowerSide, Elgin Power Solutions (formally Gilbert), Scott Engineering and QVARx.

We face competition from other companies offering DC power supply systems similar to our Neeltran products. These include SCR Controlled Rectifiers, IGBT-controlled choppers produced by ABB, Siemens, Friem, Dynapower, and Nidec offering systems around the world.

With our HTS-based REG product, we are offering a new approach that provides alternatives to utilities for power system design. Therefore, we believe that we compete with traditional approaches such as new full-sized substations, overhead and underground transmission, and urban power transformers.

We believe we are currently the only company that can offer HTS-based SPS products that have been fully qualified for use aboard U.S. Navy surface combatants.  Therefore, the primary competition for our SPS products is currently coming from defense contractors that provide the copper-based systems that our lighter, more efficient HTS versions have been developed to replace.  Companies such as Ultra Maritime, L3 Harris, and Raytheon have the bulk of the copper-based business today.

As the HTS systems markets develop, other large industrial companies may enter those fields and compete with us. If we are unable to compete successfully, it may harm our business, which in turn may limit our ability to acquire or retain customers.

With respect to our Wind business, other companies that serve the wind turbine components industry include ABB and Hopewind. We also face indirect competition in the wind energy market from global manufacturers of wind turbines, such as Siemens Gamesa, General Electric, Vestas and Suzlon. We face competition for the supply of wind turbine engineering design services from design engineering firms such as Aerovide and W2E.

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

Our financial performance could be affected by the political and social environment in India.  In recent years, India has experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries.  The potential for hostilities between India and Pakistan has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment.

With respect to our activities in all emerging markets, we may be impacted by issues with managing foreign sales operations, including long payment cycles, potential difficulties in accounts receivable collection and, especially from significant customers, fluctuations in the timing and amount of orders. The adverse effect of any of these issues on our business could be increased due to the concentration of our business with a small number of customers. Operations in foreign countries also expose us to risks relating to difficulties in enforcing our proprietary rights, currency fluctuations and adverse or deteriorating economic conditions. For example, the ongoing war between Ukraine and Russia has caused increased raw material costs and material shortages for, and adversely impacted, certain of our suppliers. If we experience problems with obtaining registrations, compliance with foreign country or applicable U.S. laws, or if we experience difficulties in payments or intellectual property matters in foreign jurisdictions, or if significant political, economic or regulatory changes occur, our results of operations would be adversely affected.

Our success could depend upon the commercial adoption of the REG system, which is currently limited, and a widespread commercial market for our REG products may not develop.

To date, there has been no widespread commercial use of the REG system. It is uncertain whether a robust commercial market for those new and unproven products will ever develop.

In addition, we believe in-grid demonstrations of REG systems are necessary to convince utilities and power grid operators of the benefits of this technology. Even if a project is funded, completion of projects can be delayed as a result of other factors.  It is possible that the market demands we currently anticipate for our REG system will not develop and that they will never achieve widespread commercial acceptance. In such event, we would not be able to implement our strategy, and our results of operations could be adversely affected.  Even if a commercial market for our REG systems were to develop, commercial terms requested by utilities and power grid operators relating to bonding requirements, limitations of liability, warranty periods, or other contractual provisions, may not be acceptable to us, which could impede our ability to enter into contractual arrangements for the sale of our REG system.

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

Increasing focus and scrutiny on environmental sustainability and social initiatives could increase our costs, and inaction could harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, including any relevant sustainability goals, our reputation and financial results may suffer. While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve our environmental, social, and governance ("ESG") profile or respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. For example, methodologies and data relevant to many ESG matters are evolving, in some cases quite rapidly; as a result, actions or statements that we may take based on information or processes we currently believe to be reasonable may subsequently be determined to be erroneous or not in keeping with current or future best practice. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary. Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. We have limited and in some instances no visibility or control over these scores or their underlying methodologies. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. In addition, this emphasis on environmental, social, and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. For example, various policymakers have adopted, or are considering adopting, requirements for the disclosure of climate- or other ESG-related information, which may require significant additional costs to comply. If we fail to comply with new laws, regulations, or reporting requirements, our reputation and business could be adversely impacted. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy.

At present, the cost of wind energy exceeds the cost of conventional power generation in many locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of wind energy and other renewable energy sources. Renewable energy policies are in place in the European Union, certain countries in Asia, including India, China, Japan and South Korea, and many of the states in Australia and the United States. Examples of government sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of wind energy products to promote the use of wind energy and to reduce dependency on other forms of energy. In the United States, various legislation and regulations designed to support the growth of wind energy have been implemented or proposed by the federal government, such as the Inflation Reduction Act, Production Tax Credit for Renewable Energy (“PTC”) and the Clean Power Plan. Governments, including the U.S. government, may decide to reduce or eliminate these economic incentives, or curtail legislative programs supportive of wind energy technologies for political, financial or other reasons. Any reductions in, or eliminations of, government subsidies, economic incentives or favorable legislative programs before the wind energy industry reaches a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations.

Lower prices for other energy sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business.

The wind energy market is affected by the price and availability of other energy sources, including nuclear, coal, natural gas and oil, as well as other sources of renewable energy. To the extent renewable energy, particularly wind energy, becomes less cost-competitive due to reduced government targets, increases in the cost of wind energy, new regulations, incentives that favor alternative renewable energy, cheaper alternatives or otherwise, demand for wind energy and other forms of renewable energy could decrease. Slow growth or a long-term reduction in the demand for renewable energy could have a material adverse effect on our ability to grow our Wind business.

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

Our patents may not provide meaningful or long-term protection for our technology, which could result in us losing some or all of our market position.

We own or have licensing rights under many patents and pending patent applications. However, the patents that we own or license may not provide us with meaningful or long-term protection of our technologies and may not prevent our competitors from using similar technologies for a variety of reasons, such as:

•	the patent applications that we or our licensors file may not result in patents being issued;

•	our existing patents may expire;

•	any patents issued may be challenged by third parties; and

•	others may independently develop similar technologies not protected by our patents or design around the patented aspects of any technologies we develop.

In particular, if any material patents expire, we may not be able to prevent competitors from producing products similar to ours, possibly at lower prices, which could adversely impact our business, results of operations, and financial condition.

Moreover we could incur substantial litigation costs in defending the validity of or enforcing our own patents. We also rely on trade secrets and proprietary know-how to protect our intellectual property. However, our confidentiality agreements and other safeguards may not provide meaningful protection for our trade secrets and other proprietary information. If the patents that we own or license or our trade secrets and proprietary know-how fail to protect our technologies, our market position may be adversely affected.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.	CYBERSECURITY

Overview

Cybersecurity risk is the business risk associated with a vulnerability to financial or reputational loss due to a cyber attack or a data breach. Our technologies, systems and networks may be subject to cybersecurity threats. Our business, like others within the energy technologies industry, is faced with growing cybersecurity threats as we increasingly rely on digital technologies across our business, some of which are managed by third-party service providers on whom we rely to help us collect, host or process information.

We recognize the significance of these threats, sometimes referred to as hacking, cybersecurity fraud, and cyberattacks, and maintains processes and procedures to protect its critical systems and sensitive information from unauthorized access.  Despite our on-going efforts to improve our cybersecurity infrastructure and processed, there can be no assurance that a sophisticated cyber-attack would timely be detected or thwarted. To date, we are not aware of any material information security breaches and has not incurred significant operating expenses related to information security breaches. For more information on risks related to cybersecurity, please see the section titled “Risk Factors” included under Item 1A of this Annual Report on Form 10-K.

Risk Management and Strategy

Our cybersecurity risk management program includes operational, technical and physical controls to protect against and respond timely to cybersecurity threats. To address evolving cybersecurity risks and corresponding regulations, our policies and procedures are benchmarked to industry, regulatory and cybersecurity frameworks (e.g., National Institute of Standards and Technology).

Management has engaged third-party vendors to assist in monitoring our cybersecurity risk management programs and identifying and responding to any incidents.  Additionally, third-party vendors are routinely engaged to evaluate how effectively management as a whole manages cybersecurity risk. We also utilize third-party cybersecurity vendors to assess its protections against identified vulnerabilities.

We have developed cybersecurity training for employees concerning cybersecurity risk.  This training provides information on security awareness and phishing simulations.  All employees are required to attend periodic cybersecurity training. On a regular basis, our IT team shares news and articles related to cybersecurity awareness with all employees.

The Director, Global Information Technology and Financial Systems (the “IT Director”), leads an internal team and works directly with our third-party vendors to manage our cybersecurity risk management program and activities. The internal team monitors our information systems for cybersecurity threats, reviews cybersecurity incidents, analyzes emerging threats, and develops and implements risk mitigation strategies. The IT Director periodically reports on the cybersecurity program to the Company’s Chief Financial Officer (“CFO”).

Our cybersecurity risk assessment is performed annually and includes external and internal penetration testing performed by third party vendors to test for vulnerabilities in the Company’s environment.

Governance

The Board of Directors has delegated the oversight of risks from cybersecurity threats to the Audit Committee, which has delegated authority to the CFO to oversee the Company’s cybersecurity risk management, including prevention, detection and responding to any suspected cybersecurity incident.

The Audit Committee is updated at least annually by the CFO on the status of cybersecurity matters.  Contemporaneous reporting is provided on an as needed basis to the Audit Committee and to the full Board of Directors on significant cyber events including response, legal obligations, and outreach and notification to regulators, and third parties when needed.

On an annual basis, the IT Director reviews the results of the current state of cybersecurity risk management, including the results of our cybersecurity risk assessment and any action plan to address any identified vulnerabilities.

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

We also occupy leased facilities located in Australia, Austria, India, Wisconsin, Washington and the United Kingdom with a combined total of approximately 72,000 square feet of space. These leases have varying expiration dates through January 2029 which can generally be terminated at our request after a six-month advance notice. These locations focus primarily on research and development, sales and/or field service and do not have significant leases or physical presence. We believe all of these facilities are well-maintained and suitable for their intended uses.

The following table summarizes information regarding our significant properties, as of March 31, 2024:

Location	Supporting	Square footage	Owned/Leased
United States
Ayer, Massachusetts	Corporate & Grid Segment	88,000	Leased
New Milford, Connecticut	Grid Segment	85,000	Owned
Queensbury, New York	Grid Segment	35,000	Owned
Westminster, Massachusetts	Grid Segment	77,500	Leased

Item 3.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “AMSC” since 1991.

Holders

The number of holders of record of our common stock on May 24, 2024 was 168.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from March 31, 2019 to March 31, 2024 with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Electrical Components & Equipment Index.

This graph assumes the investment of $100.00 on March 31, 2019 in our common stock, the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index, and assumes any dividends are reinvested. Measurement points are March 31, 2019; March 31, 2020; March 31, 2021; March 31, 2022; March 31, 2023; and March 31, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among American Superconductor Corporation,

the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index

	Fiscal year ended March 31,
Company/Index	2019	2020	2021	2022	2023	2024
American Superconductor Corporation	100.00	42.61	147.43	59.18	38.18	105.05
Nasdaq Composite Index	100.00	100.70	174.60	188.67	163.62	221.02
Nasdaq Electrical Components & Equipment Index	100.00	82.93	154.08	153.37	160.21	189.37

Item 6.	RESERVED

Item 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our power system solutions help to improve energy efficiency, alleviate power grid capacity constraints, improve system resiliency, and increase the adoption of renewable energy generation. Demand for our solutions is driven by the growing needs for modernized smart grids that improve power reliability, security and quality, the U.S. Navy's effort to upgrade onboard power systems to support fleet electrification, and the need for increased renewable sources of electricity, such as wind and solar energy. Concerns about these factors have led to increased spending by corporations and the military, as well as supportive government regulations and initiatives on local, state, and national levels, including renewable portfolio standards, tax incentives and international treaties.

We manufacture products using two proprietary core technologies: PowerModule™ programmable power electronic converters and our Amperium® high temperature superconductor ("HTS") wires. These technologies and our system-level solutions are protected by a robust intellectual property portfolio consisting of patents and patent applications worldwide and rights through exclusive and non-exclusive licenses.

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

We continue to experience some inflationary pressure in our supply chain and some delays in sourcing materials needed for our products, resulting in some production disruption both of which have increased our cost of revenues and decreased gross margin. While the impact of inflation has been challenging, we continue to take actions to limit this pressure including adjusting the pricing of our products and services. Changes in macroeconomic conditions arising from various reasons, such as the ongoing wars between Russia and Ukraine, and Israel and Hamas, inflation, rising interest rates, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on the Company's business, financial condition and results of operation.

From time-to-time we may undertake restructuring activities in order to align our global organization in a manner that we believe will better position us to achieve our long-term goals. In January 2023, we undertook a reduction in force that involved approximately 5% of our global workforce. This restructuring has caused us to incur $1.0 million of cash expense which has been fully paid as of March 31, 2024 and is expected to result in annualized cost savings of approximately $5.0 million, which we began to realize in fiscal 2023.

In February 2023, we completed the process of determining and verifying our eligibility and amount of payroll tax credits known as the Employee Retention Credit (“ERC”) under the CARES Act which Congress enacted as part of the Taxpayer Certainty and Disaster Tax Relief Act of 2020.  This resulted in filing certain amended payroll tax forms for eligible quarters in 2020 and 2021, which, in the aggregate, totaled $3.3 million. We recognized a receivable in prepaid expenses and other current assets and a benefit to cost of revenues and operating expenses in the quarter ended March 31, 2023. In the year ended March 31, 2024, the Company received $3.0 million in payments for the initial claims that were processed. The remaining balance is expected to be paid during fiscal 2024.

On February 2, 2024, we completed an offering of 6,210,000 shares of our common stock at a public offering price of $11.25 per share under our then-existing Registration Statement on Form S-3. We received net proceeds of approximately $65.2 million after deducting underwriting discounts and commissions and offering expenses.  See Note 1, “Nature of the Business and Operations and Liquidity,” for further information about this offering.

Results of Operations

Fiscal Years Ended March 31, 2024 and March 31, 2023

Revenues

Total revenues increased by 37% to $145.6 million in fiscal 2023 from $106.0 million in fiscal 2022. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2024	2023
Revenues:
Grid	$122,065	$94,631
Wind	23,574	11,353
Total	$145,639	$105,984

Revenues in our Grid business unit are derived from our D-VAR product sales, Northeast Power Systems, Inc. ("NEPSI") product sales, Neeltran product sales, HTS wire sales, ship protection systems ("SPS"), government-sponsored electric utility projects and other prototype development contracts. We also engineer, install and commission our products on a turnkey-basis for some customers. The Grid business unit accounted for 84% of total revenues in fiscal 2023 and 89% in fiscal 2022. Grid revenues increased 29% to $122.1 million in fiscal 2023 from $94.6 million in fiscal 2022. The increase in revenues was driven by higher NEPSI, Neeltran, and SPS revenues than in the prior year period.

Revenues in our Wind business unit are derived from wind turbine electrical control systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business unit accounted for 16% of total revenues in fiscal 2023 and 11% in fiscal 2022. Revenues in the Wind business unit increased 108% to $23.6 million in fiscal 2023 from $11.4 million in fiscal 2022. The increase over the prior year period was driven by additional shipments of electrical control systems ("ECS") at increased prices.

Cost of Revenues and Gross Margin

Cost of revenues increased by 13% to $110.4 million in fiscal 2023, compared to $97.5 million in fiscal 2022. Gross margin increased to 24% in fiscal 2023 from 8% in fiscal 2022. The increase in gross margin in fiscal 2023 was due to additional revenues while minimizing fixed factory cost. Fiscal 2023 experienced a favorable product mix in the Wind and Grid business units, with increased service revenues and a sharp improvement in Neeltran project margins.

Operating Expenses

Research and development

Research and development (“R&D”) expenses decreased by 11% to $8.0 million, or 5% of revenue in fiscal 2023, compared to $9.0 million, or 8% of revenue, in fiscal 2022. The decrease in R&D expenses is primarily a result of lower total compensation expense and lower materials and consulting expenses.

Selling, general, and administrative

Selling, general and administrative (“SG&A”) expenses increased by 10% to $31.6 million, or 22% of revenue in fiscal 2023 from $28.7 million, or 27% of revenue, in fiscal 2022. The increase in SG&A expenses is primarily a result of higher total compensation expense.

Amortization of acquisition related intangibles

We recorded $2.2 million in fiscal 2023 and $2.7 million in fiscal 2022 in amortization expense related to our core technology and know-how, customer relationships, and other intangible assets. The decrease in amortization expense is primarily a result of using the economic consumption method as the basis to amortize the acquired customer relationship intangible assets related to NEPSI and Neeltran.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the NEPSI acquisition resulted in a loss of $4.9 million and $0.1 million in fiscal 2023 and 2022, respectively.

During fiscal 2023, we issued 399,999 shares of common stock and cash in lieu of a fractional share of common stock, related to the achievement of specified revenue objectives in connection with the acquisition of NEPSI at a fair value of $3.1 million. One specified revenue objective, which would have earned the selling stockholders 300,000 shares of our common stock, was not achieved, leaving 300,000 shares of common stock remaining for potential issuance upon the achievement of the last specified revenue objective by September 30, 2024. The change in fair value was primarily driven by an increased likelihood of achieving certain revenue targets and an increase in our stock price.

Operating loss

Our operating loss is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2024	2023
Operating income (loss):
Grid	$(2,754)	$(24,615)
Wind	946	(2,547)
Unallocated corporate expenses	(9,560)	(5,847)
Total	$(11,368)	$(33,009)

Our Grid business segment generated an operating loss of $2.8 million in fiscal 2023 and $24.6 million in fiscal 2022. The decrease in the Grid business unit operating loss was due to higher revenues and gross margins, compared to fiscal 2022.

The Wind segment generated operating income of $0.9 million in fiscal 2023 and an operating loss of $2.5 million in fiscal 2022. The increase in the Wind business unit operating income was due to higher revenue and gross margins in fiscal 2023, compared to fiscal 2022.

Unallocated corporate expenses in fiscal 2023 consisted of a loss on contingent consideration of $4.9 million and stock-based compensation expense of $4.7 million. Unallocated corporate expenses in fiscal 2022 consisted of a loss on contingent consideration of $0.1 million, stock-based compensation expense of $4.7 million, and a restructuring charge of $1.0 million.

Interest income, net

Interest income, net was $1.3 million in fiscal 2023 compared to $0.3 million for fiscal 2022. The increase in interest income, net, was primarily due to increased interest rates in fiscal 2023 and higher cash balances.

China dissolution

China dissolution expense was $1.9 million in fiscal 2022. The China dissolution expense during fiscal 2022 was driven by the liquidation of our China entity, resulting in a foreign currency loss from the cumulative translation release of $1.9 million in fiscal 2022. There was no similar transaction in fiscal 2023.

Other expense, net

Other expense, net was $0.7 million in fiscal 2023, compared to $0.1 million in fiscal 2022. The increase in other expense was driven by the impacts of unfavorable fluctuations in foreign currencies in fiscal 2023.

Income Taxes

We recorded an income tax expense of $0.3 million in fiscal 2023, compared to $0.2 million in fiscal 2022. The increase in income tax expense is a result of higher income tax in foreign jurisdictions.

Net loss

Net loss was $11.1 million in fiscal 2023, compared to net loss of $35.0 million in fiscal 2022. The decrease in net loss was driven primarily by higher revenues and gross margins in fiscal 2023 partially offset by the increase in fair value of contingent consideration in fiscal 2023.

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

We define non-GAAP net income (loss) as net income (loss) before stock-based compensation, amortization of acquisition-related intangibles, change in fair value of contingent consideration, China dissolution, ERC tax benefit, and other non-cash or unusual charges. We believe non-GAAP net income (loss) assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net income (loss) as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net income (loss) is set forth in the table below (in thousands, except per share data):

	Year ended March 31,
	2024	2023
Net loss	$(11,111)	$(35,041)
Stock-based compensation	4,652	4,729
Amortization of acquisition-related intangibles	2,158	2,784
Change in fair value of contingent consideration	4,922	70
China dissolution	—	1,921
ERC tax benefit	—	(3,283)
Non-GAAP net income (loss)	621	(28,820)

Non-GAAP net income (loss) per share - basic	$0.02	$(1.03)
Non-GAAP net income (loss) per share - diluted	$0.02	$(1.03)
Weighted average shares outstanding - basic	29,825	27,848
Weighted average shares outstanding - diluted	30,909	27,848

We incurred non-GAAP net income of $0.6 million or $0.02 per share for fiscal 2023, compared to non-GAAP net loss of $28.8 million, or $1.03 per share, for fiscal 2022. The improvement in the non-GAAP net income in fiscal 2023 compared to fiscal 2022 was due to an improved operating loss driven by higher revenues and gross margins.

Liquidity and Capital Resources

We have experienced recurring operating losses and as of March 31, 2024 had an accumulated deficit of $1,066.7 million.

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

In January 2024, we filed a shelf registration statement on Form S-3 that will expire three years from the date on which it was declared effective, March 15, 2027 (the “Form S-3”). The Form S-3 allows us to offer and sell from time-to-time up to $250 million of common stock, debt securities, warrants or units comprised of any combination of these securities. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions, in order to fund our future capital needs. The terms of any future offering under the Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

On February 14, 2024, we completed a public offering of 6,210,000 shares of our common stock at a price of $11.25 per share under our then-existing Registration Statement on Form S-3. We received net proceeds of approximately $65.2 million after deducting underwriting discounts and commissions and offering expenses.

At March 31, 2024, we had cash, cash equivalents and restricted cash of $92.3 million, compared to $25.7 million at March 31, 2023, an increase of $66.6 million. As of March 31, 2024, we had approximately $4.0 million in cash, cash equivalents and restricted cash in foreign bank accounts.  Our cash, cash equivalents and restricted cash are summarized as follows (in thousands):

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$90,522	$23,360
Restricted cash	1,758	2,315
Total cash, cash equivalents and restricted cash	$92,280	$25,675

Net cash provided by operating activities was $2.1 million compared to net cash used in operating activities of $22.5 million in fiscal 2023 and 2022, respectively. The increase in net cash provided by operations in fiscal 2023 compared to fiscal 2022 was driven primarily by higher gross margins, increased cash collections, and relief of deferred revenue from prior fiscal periods.

Net cash used in investing activities was $1.0 million and $1.5 million in fiscal 2023 and 2022, respectively. The decrease in net cash used in investing activities in fiscal 2023 compared to fiscal 2022 was due primarily to lower investment in property, plant, and equipment in fiscal 2023 compared to fiscal 2022.

Net cash provided by financing activities was $65.4 million and $0.2 million in fiscal 2023 and 2022, respectively. The increase in net cash provided by financing activities in fiscal 2023 compared to fiscal 2022 was primarily due to the equity raise in February 2024.

At March 31, 2024, we had $1.3 million of restricted cash included in long-term assets and $0.5 million of restricted cash in current assets. At March 31, 2023, we had $0.6 million of restricted cash included in long-term assets and $1.7 million of restricted cash in current assets. These amounts included in restricted cash primarily represent collateral deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of March 31, 2024, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 12, "Contingent Consideration," Note 14, "Debt," Note 15, "Leases" and Note 17, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. We recently raised $65.2 million, net of offering expenses, through an equity raise in February 2024. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. Our liquidity is highly dependent on our ability to increase revenues, control our operating costs, and raise additional capital, if necessary. There can be no assurance that we will be able to raise additional capital on favorable terms or at all or execute on any other means of improving our liquidity as described above.  Additionally, the impact of global sources of instability, including the ongoing wars between Russia and Ukraine and Israel and Hamas, instability of financial institutions and political instability in the United States, on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity. We also continue to closely monitor our expenses and, if required, we intend to reduce our operating and capital spending to enhance liquidity.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Following the release of ASU 2019-10 in November 2019, the effective date, as long as the Company remained a smaller reporting company, was annual reporting periods beginning after December 15, 2022. As of April 1, 2023, we have adopted ASU 2016-13, and noted no material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 will improve the accounting for acquired revenue contracts with customers in a business combination. Following the release of ASU 2021-08 in October 2021, the effective date was annual reporting periods beginning after December 15, 2022. As of April 1, 2023, we have adopted ASU 2021-08, and noted no material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Following the release of ASU 2023-07 in November 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of March 31, 2024, we are evaluating the impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of March 31, 2024, we are evaluating the impact on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date will be annual reporting periods beginning after December 15, 2024. As of March 31, 2024, we are evaluating the impact on our consolidated financial statements.

We do not believe that, outside of those disclosed here, there are any other recently issued accounting pronouncements that will have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

       The preparation of the consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Our accounting policies that involve the most significant judgments and estimates are as follows:

Revenue recognition

For certain arrangements, such as contracts to perform research and development, prototype development contracts and certain customized product sales, we record revenues using the over-time method, measured by the relationship of costs incurred to total estimated contract costs. Over-time revenue recognition accounting is predominantly used on certain turnkey power systems installations for electric utilities and long-term prototype development contracts with the U.S. government. In addition, some contracts contain an element of variable consideration, including liquidated damages and/or penalties, which requires payment to the customer in the event that delivery timelines or milestones are not met. We estimate the total consideration payable by the customer when the contracts contain variable consideration provisions, based on the most likely amount anticipated to be recognized for transferring the promised goods or services. As a result, we may constrain revenue to the extent that a significant reversal in the amount of cumulative revenue recognized will not occur until the uncertainty associated with the variable consideration is subsequently resolved.

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

See Note 3, “Revenue Recognition,” for additional information.

Business Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. The purchase price for each acquisition is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Intangible assets, if identified, are also recorded.

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

We evaluate recoverability of long-lived assets and definite-lived intangible assets by estimating the undiscounted future cash flows associated with the expected uses and disposition of those assets. When those comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, we recognize an impairment loss for the amount that the carrying value exceeds the fair value. The Company has not made any material changes to the method of evaluating for impairment during the last three years. There were no indicators requiring further impairment testing on our long-lived assets during the fiscal years ended March 31, 2024 or 2023.

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

We performed our annual assessment of goodwill on February 29, 2024 and noted no triggering events from the analysis date to March 31, 2024 and determined that there was no impairment to goodwill. See Note 4, “Goodwill,” for further information regarding our goodwill valuation assumptions.

Income taxes

Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current fiscal year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse. All deferred tax assets and liabilities are presented as non-current in the consolidated balance sheets.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of American Superconductor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Superconductor Corporation and its subsidiaries (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 29, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate

.

Overtime Revenue Recognition

As described in Notes 2 and 3 of the consolidated financial statements, for certain arrangements, such as contracts to perform research and development, prototype development contracts and certain customized product sales, the Company records revenues using the over-time method, measured by the relationship of costs incurred to total estimated contract costs. The ability to reliably estimate total costs at completion is challenging, especially on long-term prototype development contracts, and may require significant analysis and judgments by management, including evaluating customer change orders, to determine the appropriate amount of revenue to recognize.

We identified revenue recognition pertaining to customer contracts satisfied over time as a critical audit matter as there are significant judgments exercised by management in determining revenue recognition. Given the high degree of management judgment involved in analyzing the terms and conditions of the Company’s unique customer contracts and the various management cost estimates that are used in the revenue calculations, the audit effort required to evaluate management’s judgments in determining revenue recognition for the Company’s contracts was extensive and required a high degree of auditor judgment.

Our audit procedures related to revenue recognition included the following, among others:

●	We obtained an understanding of the relevant controls related to revenue recognition and tested controls specific to management’s analysis of customer contract terms and application of relevant accounting guidance as well as determination of significant assumptions used in computing revenue for design and operating effectiveness.

●	We selected a sample of contracts with customers and related revenue transactions and performed the following audit procedures:

o

Obtained customer contract, customer change orders (as applicable), related invoices, purchase orders, and management revenue recognition analysis for each testing selection, to evaluate if relevant contractual terms and transaction price were appropriately considered by management and conclusions on revenue recognition method were in accordance with the relevant accounting guidance; and

o	Assessed the validity of data used in the model for completeness and accuracy by comparing selected items from the underlying budget to the source information used to develop the contract budget and agreeing, on a sample basis, costs incurred to source documents; and
o	Evaluated management’s estimations of total contract cost by assessing actual costs to date against projections made throughout the course of the contract term.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

Boston, Massachusetts

May 29, 2024

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	March 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$90,522	$23,360
Accounts receivable, net	26,325	30,665
Inventory, net	41,857	36,986
Prepaid expenses and other current assets	7,295	13,429
Restricted cash	468	1,733
Total current assets	166,467	106,173

Property, plant and equipment, net	10,861	12,309
Intangibles, net	6,369	8,527
Right-of-use assets	2,557	2,857
Goodwill	43,471	43,471
Restricted cash	1,290	582
Deferred tax assets	1,119	1,114
Other assets	637	528
Total assets	$232,771	$175,561

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$24,235	$38,383
Lease liability, current portion	716	808
Debt, current portion	25	75
Contingent consideration	3,100	1,270
Deferred revenue, current portion	50,732	43,572
Total current liabilities	78,808	84,108

Deferred revenue, long term portion	7,097	7,188
Lease liability, long term portion	1,968	2,184
Deferred tax liabilities	300	243
Debt, long-term portion	—	15
Other liabilities	27	26
Total liabilities	88,200	93,764

Commitments and Contingencies (Note 17)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 37,343,812 and 29,937,119 shares issued and 36,946,181 and 29,539,488 shares outstanding at March 31, 2024 and 2023, respectively	373	299
Additional paid-in capital	1,212,913	1,139,113
Treasury stock, at cost, 397,631 at March 31, 2024 and 2023, respectively	(3,639)	(3,639)
Accumulated other comprehensive income	1,582	1,571
Accumulated deficit	(1,066,658)	(1,055,547)
Total stockholders' equity	144,571	81,797
Total liabilities and stockholders' equity	$232,771	$175,561

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2024	2023
Revenues	$145,639	$105,984
Cost of revenues	110,356	97,463
Gross profit	35,283	8,521

Operating expenses:
Research and development	7,991	8,966
Selling, general and administrative	31,600	28,700
Amortization of acquisition related intangibles	2,152	2,746
Change in fair value on contingent consideration	4,922	70
Restructuring	(14)	1,048
Total operating expenses	46,651	41,530

Operating loss	(11,368)	(33,009)

Interest income, net	1,302	252
China dissolution	—	(1,921)
Other expense, net	(736)	(148)

Loss before income tax expense	(10,802)	(34,826)
Income tax expense	309	215
Net loss	$(11,111)	$(35,041)

Net loss per common share
Basic	$(0.37)	$(1.26)
Diluted	$(0.37)	$(1.26)

Weighted average number of common shares outstanding
Basic	29,825	27,848
Diluted	29,825	27,848

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended March 31,
	2024	2023
Net loss	$(11,111)	$(35,041)
Other comprehensive income, net of tax:
China dissolution	—	1,921
Foreign currency translation gain (loss)	11	(59)
Total other comprehensive income, net of tax	11	1,862
Comprehensive loss	$(11,100)	$(33,179)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock				Accumulated Other		Total
	Number of Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2022	28,920	$289	$1,133,536	$(3,639)	$(291)	$(1,020,506)	$109,389
Issuance of common stock - ESPP	60	1	234	—	—	—	235
Issuance of common stock - restricted shares, net of forfeited shares	827	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	4,729	—	—	—	4,729
Issuance of stock for 401(k) match	130	1	622	—	—	—	623
Cumulative translation adjustment	—	—	—	—	1,862	—	1,862
Net loss	—	—	—	—	—	(35,041)	(35,041)
Balance at March 31, 2023	29,937	$299	$1,139,113	$(3,639)	$1,571	$(1,055,547)	$81,797
Issuance of common stock - ESPP	34	—	279	—	—	—	279
Issuance of common stock - restricted shares, net of forfeited shares	682	7	(7)	—	—	—	—
Stock-based compensation expense	—	—	4,652	—	—	—	4,652
Issuance of stock for 401(k) match	80	1	623	—	—	—	624
Issuance of common stock for contingent consideration	400	4	3,088	—	—	—	3,092
Issuance of common stock - equity offering	6,210	62	65,165	—	—	—	65,227
Cumulative translation adjustment	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	(11,111)	(11,111)
Balance at March 31, 2024	37,343	$373	$1,212,913	$(3,639)	$1,582	$(1,066,658)	$144,571

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,111)	$(35,041)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,494	5,361
Stock-based compensation expense	4,652	4,729
Provision for excess and obsolete inventory	1,970	1,467
Deferred income taxes	65	24
Change in fair value of contingent consideration	4,922	70
China dissolution	—	1,921
Other non-cash items	44	600
Unrealized foreign exchange gain on cash and cash equivalents	(2)	(226)
Changes in operating asset and liability accounts:
Accounts receivable	4,340	(10,360)
Inventory	(6,841)	(14,796)
Prepaid expenses and other current assets	6,313	(5,757)
Accounts payable and accrued expenses	(13,825)	8,660
Deferred revenue	7,117	20,863
Net cash provided by (used in) operating activities	2,138	(22,485)

Cash flows from investing activities:
Purchases of property, plant and equipment	(934)	(1,236)
Change in other assets	(27)	(281)
Net cash used in investing activities	(961)	(1,517)

Cash flows from financing activities:
Repayment of debt	(65)	(73)
Proceeds from public equity offering, net	65,227	—
Proceeds from exercise of ESPP	279	235
Net cash provided by financing activities	65,441	162

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	29

Net increase (decrease) in cash, cash equivalents and restricted cash	66,605	(23,811)
Cash, cash equivalents and restricted cash at beginning of year	25,675	49,486
Cash, cash equivalents and restricted cash at end of year	$92,280	$25,675

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$286	$350
Non-cash investing and financing activities
Issuance of common stock to settle contingent consideration	$3,092	$—
Issuance of common stock to settle liabilities	$624	$623

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

These consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-K. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Liquidity

The Company has historically experienced recurring operating losses and as of March 31, 2024, the Company had an accumulated deficit of $1,066.7 million. In addition, the Company has historically experienced recurring negative operating cash flows. At March 31, 2024, the Company had cash and cash equivalents of $90.5 million. Cash provided by operations for the year ended  March 31, 2024 was $2.1 million.

In January 2024, the Company filed a shelf registration statement on Form S-3 that will expire three years from the date on which it was declared effective, March 15, 2027 (the “Form S-3”). The Form S-3 allows the Company to offer and sell from time-to-time up to $250 million of common stock, debt securities, warrants or units comprised of any combination of these securities. The Form S-3 is intended to provide the Company flexibility to conduct registered sales of its securities, subject to market conditions, in order to fund its future capital needs. The terms of any future offering under the Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

On January 31, 2024, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., as a representative of the several underwriters named therein, relating to the issuance and sale (the "2024 Offering") of 6,210,000 shares of the Company's common stock at a public offering price of $11.25 per share. The net proceeds to the Company from the 2024 Offering were approximately $65.2 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The 2024 Offering closed on February 14, 2024.

In recent periods, the Company has experienced inflationary pressure in its supply chain and some delays in sourcing materials needed for its products resulting in some production disruption, both of which have increased the Company's cost of revenues and decreased gross margin. While the impact of inflation has been challenging, the Company has taken actions to limit this pressure, including adjusting the pricing of its products and services. Changes in macroeconomic conditions arising from various reasons, such as the ongoing wars between Russia and Ukraine and Israel and Hamas, inflation, rising interest rates, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on the Company's business, financial condition and results of operation.

From time-to-time the Company  may undertake restructuring activities in order to align the global organization in a manner that the Company believes will better position it to achieve its long-term goals. In January 2023, the Company undertook a reduction in force that involved approximately 5% of the global workforce. This restructuring resulted in $1.0 million of cash expenses, of which $1.0 million has been paid as of  March 31, 2024, and is expected to result in annualized cost savings of approximately $5.0 million, which the Company began to realize in fiscal 2023.

The Company believes that based on the information presented above and its annual management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the consolidated financial statements for the year ended March 31, 2024. The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, and its ability to raise additional capital, if necessary. The impact of global sources of instability, including the wars between Russia and Ukraine and Israel and Hamas, on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

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

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for credit losses. The Company’s accounts receivable relate principally to a limited number of customers. As of  March 31, 2024, Capital Power and INOX Wind Limited accounted for approximately 14% and 12% of the Company's accounts receivable balance, respectively, with no other customers accounting for greater than 10% of the balance. As of March 31, 2023, Anovion LLC and Fuji Bridex PTE Ltd accounted for approximately 21% and 15% of the Company's accounts receivable balance, respectively, with no other customers accounting for greater than 10% of the balance. Changes in the financial condition or operations of the Company’s customers may result in delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such, the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for credit losses, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. The Company has not recorded an allowance for credit losses as of each of the years ended  March 31, 2024 and 2023. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for credit losses and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

For the fiscal years ended  March 31, 2024 and 2023, the Company recorded inventory reserves of approximately $2.0 million and $1.5 million, respectively, based on evaluating its ending inventory on hand for excess quantities and obsolescence.

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

The majority of the Company's leases are classified as operating leases, and therefore the expense is captured in operating loss from operations each period.

The Company has elected to exclude all leases of less than twelve months from the balance sheet presentation. The Company has also elected a policy in which the Company will not segregate lease components from non-lease components, so in the event the Company executes an agreement which includes a non-lease component its asset and liability recorded to the balance sheet will include the value of that non-lease component as well.  This policy will be applied to all classifications of leases.

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

Valuation of Long-Lived Assets

The Company periodically evaluates its long-lived assets, consisting principally of fixed assets and definite-lived intangible assets, for potential impairment. In accordance with the applicable accounting guidance for the treatment of long-lived assets, the Company reviews the carrying value of its long-lived assets or asset group that is held and used, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Under the held and used approach, the asset or asset group to be tested for impairment should represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company evaluates its long-lived assets whenever events or circumstances suggest that the carrying amount of an asset or group of assets may not be recoverable from the estimated undiscounted future cash flows.

There were no indicators requiring impairment testing on the Company's long-lived assets during the fiscal years ended  March 31, 2024 and 2023.

Goodwill

Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. The Company performs its annual assessment of goodwill on February 28th of each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. An entity is permitted to first assess qualitatively whether it is necessary to perform a goodwill impairment test. The quantitative impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company determines the fair value of a reporting unit, using a methodology which combines an income approach, using a discounted cash flow method, with a market approach. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should consider the totality of all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit.  If the carrying value of a reporting unit exceeds the reporting unit’s fair value, then an impairment charge is recognized reducing the goodwill by the excess of the carrying amount over the fair value, not to exceed the total amount of the goodwill allocated to the that reporting unit. See Note 4, "Goodwill" for further information and discussion.

The Company performed its annual assessment of goodwill on February 29, 2024 noting no triggering events from the analysis date to  March 31, 2024, and determined that there was no impairment to goodwill.  Additionally, there was no impairment identified for the fiscal year ended  March 31, 2023 based on the assessment performed in the prior fiscal year.

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

The Company's equipment and system product line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of Accounting Standards Codification ("ASC") 606.

For certain arrangements, such as contracts to perform research and development, prototype development contracts and certain customized product sales, the Company records revenues using the over-time method, measured by the relationship of costs incurred to total estimated contract costs. Over-time revenue recognition accounting is predominantly used on certain turnkey power systems installations for electric utilities and long-term prototype development contracts with the U.S. government. The Company follows this method when any of the three following criteria are met: when the customer receives the benefits as they are performed, control transfers to the customer as the work is performed, or there is no alternative use to the Company and there is an enforceable right to payment through the life of the contract. However, the ability to reliably estimate total costs at completion is challenging, especially on long-term prototype development contracts, and could result in future changes in contract estimates. For contracts where reasonably dependable estimates of the revenues and costs cannot be made, the Company follows the point in time method. In addition, some contracts contain an element of variable consideration, including liquidated damages and/or penalties, which requires payment to the customer in the event that delivery timelines or milestones are not met. The Company estimates the total consideration payable by the customer when the contracts contain variable consideration provisions, based on the most likely amount anticipated to be recognized for transferring the promised goods or services. As a result, the Company  may constrain revenue to the extent that a significant reversal in the amount of cumulative revenue recognized will not occur until the uncertainty associated with the variable consideration is subsequently resolved.

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

Infrequently, the Company receives requests from customers to hold product being purchased from us for a valid business purpose. The Company recognizes revenues for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has been transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; there are no continuing performance obligation in regards to the purchased product and these products have been segregated from the Company's inventories and cannot be used to fill other orders received. During the fiscal year ended March 31, 2024 there were no such held transactions. Revenues for the fiscal year ended March 31, 2023 included $0.6 million from such held transactions.

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

The consideration for its acquisitions may include future payments that are contingent upon the occurrence of a particular event. The Company records a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments, refer to Note 12 for further information regarding valuation methodology and assumptions. Each period the Company revalues the contingent consideration obligations associated with the acquisition to fair value and records changes in the fair value within the operating expenses in its consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed revenue risk premium and volatility, as well as changes in the stock price and assumed probability with respect to the attainment of certain financial and operational metrics, among others. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value of contingent consideration recorded at each reporting period.

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

Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in periods of net income, by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the fiscal years ended  March 31, 2024 and 2023, common equivalent shares of 809,949, and 1,421,771, respectively, were not included in the calculation of diluted EPS as they were considered antidilutive. Of these, 300,000 and 1,000,000, respectively, relate to shares associated with the derivative liability for which the contingency has not yet been met. The following table reconciles the numerators and denominators of the EPS calculation for the fiscal years ended  March 31, 2024 and 2023 (in thousands except per share amounts):

	Fiscal year ended March 31,
	2024	2023
Numerator:
Net loss	$(11,111)	$(35,041)
Denominator:
Weighted-average shares of common stock outstanding	31,277	29,038
Weighted-average shares subject to repurchase	(1,452)	(1,190)
Shares used in per-share calculation ― basic	29,825	27,848
Shares used in per-share calculation ― diluted	29,825	27,848
Net loss per share ― basic	$(0.37)	$(1.26)
Net loss per share ― diluted	$(0.37)	$(1.26)

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency. The assets and liabilities of AMSC Austria are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Net foreign currency gains and losses are included in other expense, net on the consolidated statements of operations and were net losses of $0.7 million and $0.1 million, for the fiscal years ended  March 31, 2024 and 2023, respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.

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

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to obtain additional contract modifications in the year ending March 31, 2025 and beyond as incremental funding is authorized and appropriated by the government.

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

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and derivatives. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, short-term debt, accounts payable, and accrued expenses due to their short nature approximate fair value at  March 31, 2024 and 2023. The estimated fair values have been determined through information obtained from market sources and management estimates. Changes in fair value are recorded to other income (expense), net. The fair value for the contingent consideration is estimated using a Monte Carlo simulation and subject to revaluation at each balance sheet date.  The fair value for the warrant arrangements was historically estimated by management based on various assumptions in a lattice model and was subject to revaluation at each balance sheet date.  The Company classifies the estimates used to fair value these instruments as Level 3 inputs. See Note 5, “Fair Value Measurements” for a full discussion on fair value measurements.

3. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. For each of the fiscal years ended  March 31, 2024 and 2023, 80% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized. The Company has elected to recognize incremental costs of obtaining a contract as expense when incurred except in contracts where the amortization period would exceed twelve months; in such cases the long term amount will be assessed for materiality. As of March 31, 2024 and 2023, the Company's capitalized incremental contract costs were not material. The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component if the period of financing is twelve months or less. The Company has elected to recognize revenue based on the as invoiced practical expedient if there is a right to consideration from a customer in an amount that corresponds directly with the value of the Company's performance.

The Company monitors costs to meet its obligations on its customer contracts. When it is evident that there is a loss expected on a contract, a contract loss is accrued in the period. During the year ended March 31, 2023, several long-term contracts that were acquired from Neeltran, Inc. (“Neeltran”) were impacted by higher than planned costs due to required design changes and the impact of inflation on material costs, resulting in an increase to the contract loss accrual of $2.7 million in the year ended March 31, 2023 which negatively impacted the Company's gross margins. At the end of March 31, 2024 these projects were completed and the contract loss accrual was relieved.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

The following tables disaggregate the Company’s revenue by product line and by shipment destination (in thousands):

	Year Ended March 31, 2024
Product Line:	Grid	Wind
Equipment and systems	$112,829	$21,211
Services and technology development	9,236	2,363
Total	$122,065	$23,574

Region:
Americas	$107,036	$102
Asia Pacific	9,768	23,404
EMEA	5,261	68
Total	$122,065	$23,574

	Year Ended March 31, 2023
Product Line:	Grid	Wind
Equipment and systems	$88,311	$9,282
Services and technology development	6,320	2,071
Total	$94,631	$11,353

Region:
Americas	$67,664	$19
Asia Pacific	20,326	11,199
EMEA	6,641	135
Total	$94,631	$11,353

In the fiscal years ended  March 31, 2024, and 2023, 37% and 45% of the Company’s revenues, respectively, were recognized from sales outside the United States. The Company maintains operations in Austria and the United States and sales and service support centers around the world.

As of  March 31, 2024 and March 31, 2023, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 6, “Accounts Receivable” and Note 7, “Inventory” for a reconciliation to the consolidated balance sheets) and "Contract liabilities", which are included in the current portion and long term portion of “Deferred revenue” in the Company’s consolidated balance sheets, are as follows (in thousands):

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Ending balance as of March 31, 2023	$9,958	$2,136	$50,760
Increases for costs incurred to fulfill performance obligations	—	4,411	—
Increase (decrease) due to customer billings	(20,392)	—	77,685
Decrease due to cost recognition on completed performance obligations	—	(4,021)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	16,572	—	(70,529)
Other changes and foreign currency exchange impact	12	(3)	(87)
Ending balance as of March 31, 2024	$6,150	$2,523	$57,829

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2022	$6,492	$858	$30,034
Increases for costs incurred to fulfill performance obligations	—	2,476	—
Increase (decrease) due to customer billings	(14,373)	—	77,489
Decrease due to cost recognition on completed performance obligations	—	(1,189)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	17,839	—	(56,643)
Other changes and foreign currency exchange impact	—	(9)	(120)
Ending balance as of March 31, 2023	$9,958	$2,136	$50,760

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of March 31, 2024, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $139.9 million. There are also approximately $23.7 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the years ended  March 31, 2024 and 2023:

		Year Ended
	Reportable	March 31,
	Segment	2024	2023
Inox Wind Limited	Wind	13%	<10%
Fuji Bridex Pte Ltd	Grid	<10%	15%

4. Goodwill

The guidance under ASC 805-30, Business Combinations, provides for the recognition of goodwill on the acquisition date measured as the excess of the aggregate consideration transferred over the net of the acquisition date amounts of net assets acquired and liabilities assumed. The Company's goodwill balance relates to the Neeltran acquisition in fiscal 2021, the NEPSI acquisition in fiscal 2020, and Infinia Technology Corporation acquisition in fiscal 2017 and is reported in the Grid business segment.

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized but reviewed for impairment. Goodwill is reviewed annually on February 28th and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable. There were no changes to Goodwill during either of the fiscal years ended  March 31, 2024 and 2023.

The Company performed its annual assessment of goodwill on February 29, 2024 and noted no triggering events from the analysis date to  March 31, 2024 and determined that there was no impairment to goodwill. Additionally, no impairment resulted from the assessment performed in the fiscal year ended March 31, 2023.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ended March 31, 2024.

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

Contingent Consideration

Contingent consideration relates to the earnout payment set forth in the Stock Purchase Agreement governing the acquisition of Northeast Power Systems, Inc ("NEPSI") that provides that the selling stockholders may receive up to an additional 1,000,000 shares of common stock of the Company upon the achievement of certain specified revenue objectives over varying periods of up to four years following the NEPSI Acquisition Date which conclude in September of 2024. See Note 12, "Contingent Consideration" for further discussion. The Company relied on a Monte Carlo method to determine the fair value of the contingent consideration on the closing of the acquisition of NEPSI and continues to revalue the fair value of the contingent consideration using the same method at each subsequent balance sheet date until the contingencies are resolved and the shares to be issued are determined, with the change in fair value recorded in the current period operating loss.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  March 31, 2024 and 2023 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024:
Assets:
Cash equivalents	$72,832	$72,832	$—	$—
Derivative liabilities:
Contingent Consideration	$3,100	$—	$—	$3,100

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023:
Assets:
Cash equivalents	$7,913	$7,913	$—	$—
Derivative liabilities:
Contingent Consideration	$1,270	$—	$—	$1,270

The table below reflects the activity for the Company’s contingent consideration derivative liability measured at fair value on a recurring basis (in thousands):

Acquisition Contingent Consideration
Balance at March 31, 2022	$1,200
Change in fair value	70
Balance at March 31, 2023	$1,270
Change in fair value	4,922
Settlement of contingent consideration	(3,092)
Balance at March 31, 2024	$3,100

6. Accounts Receivable

Accounts receivable at  March 31, 2024 and  March 31, 2023 consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
Accounts receivable (billed)	$20,175	$20,707
Accounts receivable (unbilled)	6,150	9,958
Accounts receivable	$26,325	$30,665

7. Inventory

Inventory, net of reserves, at  March 31, 2024 and  March 31, 2023 consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
Raw materials	$20,622	$16,654
Work-in-process	14,872	15,200
Finished goods	3,840	2,996
Deferred program costs	2,523	2,136
Inventory	$41,857	$36,986

The Company recorded inventory write-downs of $2.0 million and $1.5 million for the fiscal years ended  March 31, 2024 and 2023, respectively.  These write-downs were based on the Company's evaluation on its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  March 31, 2024 and  March 31, 2023 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

8. Prepaid and Other Current Assets

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

The Company recorded a $3.3 million receivable in prepaid expenses and other current assets and a benefit of $1.8 million to cost of revenues, $0.8 million to selling, general, and administrative, and $0.7 million to research and development in the fiscal year ended March 31, 2023 for the ERC that is expected to be received based on the amended filings. During the year ended March 31, 2024, the Company received $3.0 million for the initial claims that were processed. The remaining balance is expected to be received during fiscal 2024.

9. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  March 31, 2024 and 2023 are as follows (in thousands):

	March 31, 2024	March 31, 2023
Land	$980	$980
Construction in progress - equipment	226	748
Buildings	5,416	5,416
Equipment and software	44,095	43,156
Finance lease - right of use asset	—	1
Furniture and fixtures	1,526	1,535
Leasehold improvements	6,990	6,815
Property, plant and equipment, gross	59,233	58,651
Less accumulated depreciation	(48,372)	(46,342)
Property, plant and equipment, net	$10,861	$12,309

Depreciation expense was $2.3 million and $2.6 million, for the fiscal years ended  March 31, 2024 and 2023, respectively.

10. Intangible Assets

Intangible assets at  March 31, 2024 and 2023 consisted of the following (in thousands):

	2024			2023
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	681	(681)	—	681	(675)	6	2
Trade names and trademarks	1,800	—	1,800	1,800	—	1,800	Indefinite
Customer relationships	9,600	(6,649)	2,951	9,600	(4,980)	4,620	7
Core technology and know-how	5,970	(4,352)	1,618	5,970	(3,869)	2,101	5-10
Intangible assets	$18,051	$(11,682)	$6,369	$18,051	$(9,524)	$8,527

The Company recorded intangible amortization expense of $2.2 million and $2.8 million, for the fiscal years ended March 31, 2024 and 2023, respectively. Additionally, the Company recorded less than $0.1 million related to intangible amortization related to backlog that is reported in cost of revenues for both the fiscal years ended March 31, 2024 and 2023.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Fiscal years ending March 31,	Total
2025	$1,648
2026	1,221
2027	1,085
2028	543
2029	72
Total	$4,569

The Company's intangible assets relate entirely to the Grid business segment operations in the United States.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  March 31, 2024 and  March 31, 2023 consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
Accounts payable	$4,476	$13,935
Accrued inventories in-transit	539	2,267
Accrued other miscellaneous expenses	2,366	2,662
Accrued contract loss	97	3,464
Advanced deposits	2,270	5,653
Accrued compensation	10,326	5,430
Income taxes payable	346	409
Accrued product warranty	2,363	2,638
Accrued commissions	1,452	1,208
Accrued restructuring	—	717
Total	$24,235	$38,383

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation, where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Fiscal Years Ended March 31,
	2024	2023
Balance at beginning of period	$2,638	$2,066
Provisions for warranties during the period	1,751	2,276
Settlements during the period	(2,026)	(1,704)
Balance at end of period	$2,363	$2,638

12. Contingent Consideration

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

The following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the NEPSI Acquisition:

Fiscal Year 2023	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Revenue risk premium	5.50%	5.70%	5.30%	5.20%
Revenue volatility	24.8%	24.8%	27.5%	23%
Stock Price	$13.51	$11.14	$7.55	$6.26
Payment delay (days)	80	80	80	80
Fair value (millions)	$3.1	$1.2	$3.5	$2.6

Fiscal Year 2022	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Revenue risk premium	5.30%	5.30%	5.20%	6.60%
Revenue volatility	25%	25%	25%	30%
Stock Price	$4.91	$3.68	$4.38	$5.18
Payment delay (days)	80	80	80	80
Fair value (millions)	$1.3	$0.9	$1.1	$1.4

The Company issued 399,999 shares of common stock, and cash in lieu of a fractional share of common stock, related to the achievement of specified revenue objectives at a fair value of $3.1 million in the twelve months ended March 31, 2024. One specified revenue objective, which would have earned the selling stockholders 300,000 shares of Company common stock, was not achieved, leaving 300,000 shares of common stock remaining for potential issuance upon the achievement of the last specified revenue objective by September 30, 2024. The Company recorded a loss of $4.9 million for the increase in the fair value of the contingent consideration in the year ended March 31, 2024. The Company recorded a loss of $0.1 million for the increase in the fair value of the contingent consideration in the year ended March 31, 2023.

13. Income Taxes

(Loss) income before income taxes for the fiscal years ended March 31, 2024, and 2023 are provided in the table as follows (in thousands):

	Fiscal years ended March 31,
	2024	2023
Income/(Loss) before income tax expense:
U.S.	$(11,503)	$(33,924)
Foreign	701	(902)
Total	$(10,802)	$(34,826)

The components of income tax expense attributable to continuing operations consist of the following (in thousands):

	Fiscal years ended March 31,
	2024	2023
Current
Federal	$150	$62
Foreign	94	129
Total current	244	191

Deferred
Federal	56	(54)
Foreign	9	78
Total deferred	65	24

Income tax expense	$309	$215

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	Fiscal years ended March 31,
	2024	2023
Statutory federal income tax rate	(21)%	(21)%
State income taxes, net of federal benefit	(7)	(2)
Foreign income tax rate differential	(2)	0
Research and development tax credit	(4)	0
Mark to market adjustment on contigent consideration	(10)	0
True-up of NOLs	(58)	34
Other	(4)	1
Valuation allowance	60	(9)
Effective income tax rate	3%	1%

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2024	March 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$155,714	$163,674
Research and development and other tax credit carryforwards	12,790	13,837
Capitalized research and development costs	3,514	2,186
Accruals and reserves	6,522	5,644
Fixed assets and intangible assets	639	638
Other	1,665	1,993
Gross deferred tax assets	180,844	187,972
Valuation allowance	(177,112)	(183,567)
Total deferred tax assets	3,732	4,405

Deferred tax liabilities:
Amortization	(1,492)	(2,011)
Other	(1,421)	(1,523)
Total deferred tax liabilities	(2,913)	(3,534)
Net deferred tax assets	$819	$871

Under the Tax Cuts and Jobs Act of 2017, taxpayers are required to capitalize and amortize expenses related for research and experimental as classified under Section 174 beginning in 2022. Amortization recovery for such costs are five years for domestic expenditures and fifteen for foreign expenditures. As of   March 31, 2024, the Company had approximately $18.4 million of research and experimental expenses that had been capitalized under Section 174.

The Company has provided a full valuation allowance against its net deferred income tax assets in the U.S. and Romania since it is more likely than not that its deferred tax assets will not be realizable. After consideration of all the available evidence, both positive and negative, the Company has determined that a $177.1 million valuation allowance at  March 31, 2024 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized which is a $6.5 million decrease from the $183.6 valuation allowance as of March 31, 2023.

At March 31, 2024, the Company had aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $682.7 million and $197.2 million, respectively, which expire in the years ending March 31, 2025 through 2040. For U.S. federal tax purpose, approximately $103.1 million of federal net operating losses have an indefinite carryforward period. Included in the U.S. net operating loss are $3.5 million of acquired losses from Power Quality Systems, Inc. and $0.3 million of acquired losses from Infinia Technology Corporation. Research and development and other tax credit carryforwards amounting to approximately $10.6 million and $2.8 million are available to offset federal and state income taxes, respectively, and will expire in the years ending 2025 through 2041.

During the year ended March 31, 2023, AMSC China was dissolved, so all deferred tax assets for AMSC China have been written off as of  March 31, 2023.

As of March 31, 2024, AMSC Romania has aggregate net operating loss carryforwards of approximately $0.6 million, which will begin to expire at March 31, 2028.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined) can utilize any net operating loss ("NOL") and general business tax credit carryforwards it may have. The Company updated its study in fiscal 2023 to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing this study, the Company has concluded that the limitation will not have a material impact on its ability to utilize its NOL carryforwards.  If there were material ownership changes subsequent to the study, such changes could limit the Company's ability to utilize its NOL carryforwards.

The total amount of undistributed foreign earnings available to be repatriated at  March 31, 2024 was $2.2 million resulting in the recording of a $0.3 million deferred tax liability for foreign withholding taxes.

The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of the tax greater than the book basis in its Romanian subsidiary as the future tax benefit is not expected to reverse in the foreseeable future.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company did not identify any uncertain tax positions at March 31, 2024. The Company did not have any gross unrecognized tax benefits at  March 31, 2024 or 2023.

There were no reversals of uncertain tax positions in the fiscal years ended  March 31, 2024 and 2023.

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Any unrecognized tax benefits, if recognized, would favorably affect its effective tax rate in any future period. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next twelve months.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S. and Austria. All U.S. income tax filings for fiscal years ended March 31, 1997 through 2023 remain open and subject to examination.

All fiscal years from the fiscal year ended March 31, 2022 through 2024 remain open and subject to examination in Austria. Tax filings in Romania for the fiscal years ended March 31, 2019 through 2024 remain open and subject to examination.

14. Debt

As part of the acquisition of Neeltran, the Company identified four equipment financing agreements that Neeltran had entered into prior to the acquisition of Neeltran on  May 6, 2021. The current debt balance is less than $0.1 million, as of March 31, 2024, and current and long-term debt balance was $0.1 million as of March 31, 2023.

15. Leases

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

The Company also enters into leases for vehicles, IT equipment and service agreements, and other leases related to its manufacturing operations that are also included in the right-of-use assets and lease liability accounts if they are for a term of longer than twelve months. However, many of these leases are either short-term in nature or immaterial. The Company has made the policy election to exclude short-term leases from the consolidated balance sheets.

Finance Leases

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

Supplemental balance sheet information related to leases at  March 31, 2024 and 2023 are as follows (in thousands):

	March 31, 2024	March 31, 2023
Leases:
Right-of-use assets - Financing	$—	$1
Right-of-use assets - Operating	2,557	2,857
Total right-of-use assets	$2,557	$2,858

Lease liabilities - ST Financing	$—	$1
Lease liabilities - ST Operating	716	807
Lease liabilities - LT Financing	—	—
Lease liabilities - LT Operating	1,968	2,184
Total lease liabilities	$2,684	$2,992

Weighted-average remaining lease term	3.49	3.95
Weighted-average discount rate	9.83%	6.46%

The costs related to the Company's finance lease are not material. The costs related to the Company's operating leases for the fiscal years ended  March 31, 2024 and 2023, are as follows (in thousands):

	Year ended	Year ended
	March 31, 2024	March 31, 2023
Operating Lease:
Operating lease costs - fixed	$1,023	$1,026
Operating lease costs - variable	158	156
Short-term lease costs	149	127
Total lease costs	$1,330	$1,309

The Company’s estimated minimum future lease obligations under the Company's leases are as follows:

Operating Leases
Year ended March 31,
2025	$936
2026	893
2027	750
2028	493
2029	102
Total minimum lease payments	3,174
Less: interest	(490)
Present value of lease liabilities	$2,684

16. Stockholders’ Equity

Stock-Based Compensation Plans

As of March 31, 2024, the Company had two active stock plans: the Amended and Restated 2007 Director Stock Plan (the “2007 Director Plan”) and the 2022 Stock Incentive Plan (the "2022 Plan"). On August 2, 2022, the Company's stockholders approved the 2022 Plan and amendments to the Company's 2007 Director Plan. The 2022 Plan authorizes the issuance of 1,150,000 shares of common stock. The amendment to the 2007 Director Plan increased the total number of shares of common stock authorized for issuance under the 2007 Director Plan from 280,000 shares to 430,000 shares.

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

As of March 31, 2024, the 2022 Plan had 70,162 shares available for future issuance, and the 2007 Director Plan had 122,796 shares available for future issuance. Additionally, any shares which are subject to awards previously granted under the 2007 Plan that are forfeited or lapse unexercised and which following the effectiveness of the 2022 Plan are not issued under the 2007 Plan will become available for issuance under the 2022 Plan.

Stock-Based Compensation

The components of stock-based compensation for the years ended  March 31, 2024 and 2023 were as follows (in thousands):

	Fiscal years ended March 31,
	2024	2023
Stock options	$40	$32
Restricted stock and stock awards	4,563	4,656
Employee stock purchase plan	49	41
Total stock-based compensation expense	$4,652	$4,729

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding stock options was less than $0.1 million as of  March 31, 2024. The total unrecognized compensation cost for unvested outstanding restricted stock was $4.7 million as of  March 31, 2024. This expense will be recognized over a weighted-average expense period of approximately 1.6 years.

The following table summarizes stock-based compensation expense by financial statement line item for the fiscal years ended  March 31, 2024 and 2023 (in thousands):

	Fiscal years ended March 31,
	2024	2023
Cost of revenues	$293	$283
Research and development	627	865
Selling, general and administrative	3,732	3,581
Total	$4,652	$4,729

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

	Options / Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at March 31, 2023	81,205	$16.92
Granted	—	—
Exercised	—	—
Canceled/forfeited	(44,999)	24.95
Outstanding at March 31, 2024	36,206	$6.94	6.2	$238
Exercisable at March 31, 2024	25,924	$7.34	5.4	$160
Fully vested and expected to vest at March 31, 2024	36,107	$6.94	6.2	$237

The Company did not grant any stock options under the 2007 Director Plan nor under the 2022 Plan during the fiscal year ended  March 31, 2024. The Company granted 20,564 stock options under the 2007 Director Plan during the fiscal year ended March 31, 2023. The stock options granted during the fiscal year ended March 31, 2023 will vest over 2 years. The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the fiscal year ended March 31, 2023 are as follows:

Expected volatility	71.4%
Risk-free interest rate	3.1%
Expected life (years)	6.1
Dividend yield	None

The following table summarizes the restricted stock activity for the year ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Aggregate Value (thousands)
Outstanding at March 31, 2023	1,477,999	$6.89
Granted	735,175	6.57
Vested	(735,267)	6.83
Forfeited	(52,253)	7.31
Outstanding at March 31, 2024	1,425,654	$6.74	$19,261

The total fair value of restricted stock that was granted during the fiscal years ended  March 31, 2024 and 2023 was $4.8 million and $4.7 million, respectively. The total fair value of restricted stock that vested during the fiscal years ended  March 31, 2024 and 2023 was $4.5 million and $2.6 million, respectively.

There were 213,000 performance-based restricted shares awarded during the fiscal year ended  March 31, 2024 for which the performance conditions are deemed probable to be met and the expense is being recorded over a three-year vesting period. There were 200,000 performance-based restricted shares awarded during the fiscal year ended  March 31, 2023 for which the performance conditions are deemed probable to be met and the expense is being recorded over a three-year vesting period.

The remaining shares awarded vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

Employee Stock Purchase Plan

The Company maintains the 2000 Employee Stock Purchase Plan, as amended (the "ESPP") which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. As of March 31, 2024, the ESPP had 66,221 shares available for future issuance. The Company recognized less than $0.1 million of compensation expense for both the fiscal years ended  March 31, 2024 and 2023, related to the ESPP.

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

Lease Commitments

During the years ended  March 31, 2024 and 2023, all lease costs were recorded in selling, general and administrative expense.  See Note 15, "Leases" for further details.

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

As of March 31, 2024, the Company had $1.3 million of restricted cash included in long-term assets and $0.5 million of restricted cash included in current assets. As of March 31, 2023, the Company had $0.6 million of restricted cash included in long term assets and $1.7 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects or collateral deposits. These deposits are held in interest bearing accounts.

18. Employee Benefit Plans

The Company has implemented a defined contribution plan (the “Plan”) under Section 401(k) of the IRC. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 50% of the first 6% of eligible contributions. The Company recorded expenses of $0.6 million in each of the fiscal years ended March 31, 2024 and 2023, and recorded corresponding charges to additional paid-in capital related to this program.

19. Restructuring

The Company accounts for charges resulting from operational restructuring actions in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC Topic 712, Compensation—Nonretirement Postemployment Benefits (“ASC 712”). In accounting for these obligations, the Company is required to make assumptions related to the amounts of employee severance, benefits, and related costs and the time period over which leased facilities will remain vacant, sublease terms, sublease rates and discount rates. Estimates and assumptions are based on the best information available at the time the obligation arises. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued on the consolidated balance sheets.

On January 24, 2023, the Company approved a plan to reduce its global workforce by approximately 5%, effective as of such date. The purpose of the workforce reduction was to reduce operating expenses to better align with the Company’s current revenues. In fiscal 2022, the Company recorded restructuring charges of $1.0 million as a result of this reduction in force, which was comprised of severance pay. All amounts related to these restructuring activities have been paid as of March 31, 2024.

The following table presents restructuring charges and cash payments during the year ended March 31, 2024 and 2023 (in thousands):

Severance pay and benefits
Accrued restructuring balance at April 1, 2023	$717
Recoveries to operations	(14)
Cash payments	(703)
Accrued restructuring balance at March 31, 2024	$—

Accrued restructuring balance at April 1, 2022	$—
Charges to operations	1,048
Cash payments	(331)
Accrued restructuring balance at March 31, 2023	$717

All restructuring charges discussed above are included within restructuring in the Company’s consolidated statements of operations. The Company includes accrued restructuring within accounts payable and accrued expenses in the consolidated balance sheets. The Company's restructuring charges relate primarily to the Grid business segment operations in the United States.

20. Business Segments

The Company reports its financial results in two reportable business segments: Grid and Wind. In accordance with ASC 280, Segment Reporting, the Company aggregates four operating segments into one reporting segment for financial reporting purposes due to their similar operating and financial characteristics. The Company's operating segments reflect the way in which internally-reported financial information is used to make decisions and allocate resources.

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

The operating results for the two business segments are as follows (in thousands):

	Fiscal Years Ended March 31,
	2024	2023
Revenues:
Grid	$122,065	$94,631
Wind	23,574	11,353
Total	$145,639	$105,984

	Fiscal Years Ended March 31,
	2024	2023
Operating income (loss):
Grid	$(2,754)	$(24,615)
Wind	946	(2,547)
Unallocated corporate expenses	(9,560)	(5,847)
Total	$(11,368)	$(33,009)

Total assets for the two business segments as of  March 31, 2024 and  March 31, 2023 are as follows (in thousands):

	March 31, 2024	March 31, 2023
Grid	$125,878	$135,296
Wind	14,733	14,361
Corporate assets	92,160	25,904
Total	$232,771	$175,561

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

Unallocated corporate expenses primarily consist of a loss on contingent consideration of $4.9 million, and stock-based compensation expense of $4.7 million in the fiscal year ended  March 31, 2024. Unallocated corporate expenses consist of a loss on contingent consideration of $0.1 million, stock-based compensation expense of $4.7 million and a restructuring charge of $1.0 million in the year ended March 31, 2023.

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2024	2023
North America	$10,679	$12,125
Europe	149	141
Asia Pacific	33	43
Total	$10,861	$12,309

21. Recent Accounting Pronouncements

In  June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Following the release of ASU 2019-10 in  November 2019, the effective date, as long as the Company remained a smaller reporting company, was annual reporting periods beginning after  December 15, 2022.  As of  April 1, 2023, the Company has adopted ASU 2016-13 and noted no material impact on its consolidated financial statements.

In  October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 will improve the accounting for acquired revenue contracts with customers in a business combination. Following the release of ASU 2021-08 in October 2021, the effective date was annual reporting periods beginning after December 15, 2022. As of April 1, 2023, the Company has adopted ASU 2021-08 and noted no material impact on its consolidated financial statements.

In  November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Following the release of ASU 2023-07 in November 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of March 31, 2024, the Company is evaluating the impact on its consolidated financial statements.

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of March 31, 2024, the Company is evaluating the impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date will be annual reporting periods beginning after December 15, 2024. As of March 31, 2024, the Company is evaluating any material impact on its consolidated financial statements.

22. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC, and has determined that there are no such events to report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013 Edition). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

The effectiveness of our internal control over financial reporting as of March 31, 2024 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Superconductor Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited American Superconductor Corporation's (the Company) internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company and our report dated May 29, 2024 expressed an unqualified opinion.

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

/s/ RSM US LLP

Boston, Massachusetts

May 29, 2024

Item 9B.	OTHER INFORMATION

(a) None.

(b) During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders to be held in 2024 (the “2024 Proxy Statement”) in the sections “Corporate Governance — Members of the Board,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance —Board Committees” and “Corporate Governance — Board Committees — Audit Committee,” “Corporate Governance — Director Nomination Process”, “Corporate Governance — Board Determination of Independence”, which sections are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The sections of the 2024 Proxy Statement titled “Information About Executive and Director Compensation,” “Information About Executive and Director Compensation — Compensation Committee Interlocks and Insider Participation” and “Information About Executive and Director Compensation — Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2024 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2024 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance — Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is RSM US LLP, Boston, MA, Auditor ID: 49.

The section of the 2024 Proxy Statement titled “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal 5)” is incorporated herein by reference.

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

Item 16.        FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-191153	3.1	9/13/2013
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 24, 2015.	8-K	000-19672	3.1	3/24/2015
3.3	Amended and Restated By-Laws of the Registrant.	8-K	333-191153	3.1	2/1/2021
4.1	Form of Indenture.	S-3	333-276766	4.1	1/30/2024
4.2	Description of Capital Stock.	10-K	000-19672	4.3	6/5/2019
10.1+	2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	8/6/2019
10.2+	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.2	8/7/2007
10.3+	Form of Non-statutory Stock Option Agreement under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.3	8/7/2007
10.4+	Form of Restricted Stock Agreement Regarding Awards to Executive Officers under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.4	8/7/2007
10.5+	Form of Restricted Stock Agreement Regarding Awards to Employees, under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.5	8/7/2007
10.6+	Form of Restricted Stock Agreement (regarding performance-based awards to executive officers and employees) under 2007 Stock Incentive Plan, as amended.	8-K	000-19672	10.1	5/20/2008
10.7+	Form of Option Surrender Agreement under 2007 Stock Incentive Plan, as amended.	10-Q	000-19672	10.4	11/6/2018
10.8+	Form of Performance-Based Restricted Stock Agreement for Executive Officers under 2007 Stock Incentive Plan, as amended.	10-Q	000-19672	10.1	2/5/2020
10.9+	Form of Time-Based Restricted Stock Agreement for Executive Officers under 2007 Stock Incentive Plan, as amended.	10-Q	000-19672	10.2	2/5/2020
10.10+	Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.5	8/5/2022
10.11+	Form of Non-statutory Stock Option Agreement Under Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.7	8/7/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.12+	2022 Stock Incentive Plan.	8-K	000-19672	10.1	8/5/2022
10.13+	Form of Time-Based Restricted Stock Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.2	8/5/2022
10.14+	Form of Performance-Based Restricted Stock Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.3	8/5/2022
10.15+	Form of Option Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.4	8/5/2022
10.16+	Form of Employee Nondisclosure and Developments Agreement.	10-K/A	333-43647	10.11	6/7/2018
10.17+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/2011
10.18+	Executive Severance Agreement, dated as of January 13, 2012, between the Registrant and John W. Kosiba.	8-K	000-19672	10.1	4/4/2017
10.19+	First Amendment to Executive Severance Agreement, effective as of July 31, 2017, between the Registrant and John W. Kosiba.	10-Q	000-19672	10.1	11/7/2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.20	Subcontract Agreement, dated October 31, 2018, by and between the Registrant and Commonwealth Edison Company.	10-Q	000-19672	10.1	2/5/2019
10.21	Amendment to Subcontract Agreement, effective February 6, 2020, by and between the Registrant and Commonwealth Edison Company.	10-K	000-19672	10.30	6/2/2020
10.22	Stock Purchase Agreement, dated October 1, 2020, by and among the Registrant, Frank J. Steciuk, Paul B. Steciuk and Peter A. Steciuk.	8-K	000-19672	10.1	10/5/2020
10.23+	Fiscal 2023 Executive Incentive Plan.	8-K	000-19672	10.1	6/21/2023
21.1	Subsidiaries.					*
23.1	Consent of RSM US LLP					*
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
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

**
97.1+	Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

BY:	/S/ Daniel P. McGahn
Daniel P. McGahn Chairman of the Board, President, and Chief Executive Officer

Date: May 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Daniel P. McGahn	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)	May 29, 2024
Daniel P. McGahn

/S/ John W. Kosiba, Jr.	Senior Vice President, Chief Financial Officer and Treasurer	May 29, 2024
John W. Kosiba, Jr.	(Principal Financial and Accounting Officer)

/S/ Arthur H. House	Lead Independent Director of the Board	May 29, 2024
Arthur H. House

/S/ Laura A. Dambier	Director	May 29, 2024
Laura A. Dambier

/S/ Margaret D. Klein	Director	May 29, 2024
Margaret D. Klein

/S/ Barbara g. Littlefield	Director	May 29, 2024
Barbara G. Littlefield

/S/ David R. Oliver, Jr.	Director	May 29, 2024
David R. Oliver, Jr.