Form 10-Q
period 2024-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2024-08-06
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	38,295,761
Class	Outstanding as of August 2, 2024

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$93,455	$90,522
Accounts receivable, net	23,529	26,325
Inventory, net	45,149	41,857
Prepaid expenses and other current assets	10,424	7,295
Restricted cash	468	468
Total current assets	173,025	166,467

Property, plant and equipment, net	10,529	10,861
Intangibles, net	5,957	6,369
Right-of-use assets	4,096	2,557
Goodwill	43,471	43,471
Restricted cash	1,600	1,290
Deferred tax assets	1,114	1,119
Other assets	351	637
Total assets	$240,143	$232,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$22,309	$24,235
Lease liability, current portion	862	716
Debt, current portion	9	25
Contingent consideration	7,020	3,100
Deferred revenue, current portion	55,984	50,732
Total current liabilities	86,184	78,808

Deferred revenue, long-term portion	6,929	7,097
Lease liability, long-term portion	3,359	1,968
Deferred tax liabilities	300	300
Other liabilities	27	27
Total liabilities	96,799	88,200

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock	374	373
Additional paid-in capital	1,214,320	1,212,913
Treasury stock	(3,765)	(3,639)
Accumulated other comprehensive income	1,597	1,582
Accumulated deficit	(1,069,182)	(1,066,658)
Total stockholders' equity	143,344	144,571
Total liabilities and stockholders' equity	$240,143	$232,771

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2024	2023
Revenues	$40,290	$30,254

Cost of revenues	28,065	23,972

Gross margin	12,225	6,282

Operating expenses:
Research and development	2,286	1,853
Selling, general and administrative	8,898	7,868
Amortization of acquisition-related intangibles	412	538
Change in fair value of contingent consideration	3,920	1,350
Restructuring	—	6
Total operating expenses	15,516	11,615

Operating loss	(3,291)	(5,333)

Interest income, net	1,120	174
Other expense, net	(160)	(118)
Loss before income tax expense	(2,331)	(5,277)

Income tax expense	193	121

Net loss	$(2,524)	$(5,398)

Net loss per common share
Basic	$(0.07)	$(0.19)
Diluted	$(0.07)	$(0.19)

Weighted average number of common shares outstanding
Basic	35,676	28,258
Diluted	35,676	28,258

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	June 30,
	2024	2023
Net loss	$(2,524)	$(5,398)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	15	(2)
Total other comprehensive (loss) gain, net of tax	15	(2)
Comprehensive loss	$(2,509)	$(5,400)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE Three Months Ended June 30, 2024 AND 2023

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2024	37,343	$373	$1,212,913	$(3,639)	$1,582	$(1,066,658)	$144,571
Issuance of common stock – restricted shares	44	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	1,229	—	—	—	1,229
Issuance of common stock for 401(k) match	12	—	179	—	—	—	179
Repurchase of treasury stock	—	—	—	(126)	—	—	(126)
Cumulative translation adjustment	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	(2,524)	(2,524)
Balance at June 30, 2024	37,399	$374	$1,214,320	$(3,765)	$1,597	$(1,069,182)	$143,344

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2023	29,937	$299	$1,139,113	$(3,639)	$1,571	$(1,055,547)	$81,797
Issuance of common stock – restricted shares	699	7	(7)	—	—	—	—
Stock-based compensation expense	—	—	1,357	—	—	—	1,357
Issuance of common stock for 401(k) match	33	1	163	—	—	—	164
Cumulative translation adjustment	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(5,398)	(5,398)
Balance at June 30, 2023	30,669	$307	$1,140,626	$(3,639)	$1,569	$(1,060,945)	$77,918

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,524)	$(5,398)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	1,008	1,119
Stock-based compensation expense	1,229	1,357
Provision for excess and obsolete inventory	503	384
Amortization of operating lease right-of-use assets	192	195
Deferred income taxes	(2)	(1)
Change in fair value of contingent consideration	3,920	1,350
Other non-cash items	(3)	5
Changes in operating asset and liability accounts:
Accounts receivable	2,786	549
Inventory	(3,799)	(6,272)
Prepaid expenses and other assets	(3,099)	6,738
Operating leases	(195)	(195)
Accounts payable and accrued expenses	(1,734)	(9,394)
Deferred revenue	5,127	7,318
Net cash provided by (used in) operating activities	3,409	(2,245)

Cash flows from investing activities:
Purchases of property, plant and equipment	(265)	(214)
Change in other assets	245	(79)
Net cash used in investing activities	(20)	(293)

Cash flows from financing activities:
Repayment of debt	(16)	(17)
Employee taxes paid related to net settlement of equity awards	(126)	—
Net cash used in financing activities	(142)	(17)

Effect of exchange rate changes on cash	(4)	2

Net increase (decrease) in cash, cash equivalents and restricted cash	3,243	(2,553)
Cash, cash equivalents and restricted cash at beginning of period	92,280	25,675
Cash, cash equivalents and restricted cash at end of period	$95,523	$23,122

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$148	$81
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new lease obligations	$1,730	$8
Issuance of common stock to settle liabilities	$179	$163

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Operations and Liquidity

Nature of the Business and Operations

American Superconductor Corporation (together with its subsidiaries, “AMSC®” or the “Company”) was founded on April 9, 1987. The Company is a leading system provider of megawatt-scale power resiliency solutions that orchestrate the rhythm and harmony of power on the grid™ and protect and expand the capability of the Navy’s fleet. The Company’s system level products leverage its proprietary “smart materials” and “smart software and controls” to provide enhanced resiliency and improved performance of megawatt-scale power flow.

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain prior period amounts were reclassified to conform to the presentation in the current period. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been or omitted pursuant to those instructions. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended  June 30, 2024 and 2023 and the financial position at June 30, 2024; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited condensed consolidated financial statements for the year ended  March 31, 2024, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended  March 31, 2024 filed with the SEC on May 29, 2024.

Liquidity

The Company has historically experienced recurring operating losses and as of June 30, 2024, the Company had an accumulated deficit of $1,069.2 million. In addition, the Company has historically experienced recurring negative operating cash flows. At June 30, 2024, the Company had cash and cash equivalents of $93.5 million. Cash provided by operations for the three months ended  June 30, 2024 was $3.4 million.

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

On August 1, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the selling stockholders named therein.  Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding shares of Megatran ("the "Acquisition"), for aggregate consideration in an amount equal to $61,350,000 (the “Purchase Price”), which consideration amount shall be subject to various adjustments set forth in the Stock Purchase Agreement (including those described below) and consists of: (a) (i) $25,000,000, minus (ii) the Indebtedness (as defined in the Stock Purchase Agreement) outstanding as of immediately prior to the closing, minus (iii) Company Expenses (as defined in the Stock Purchase Agreement) (collectively, the “Cash Purchase Price”); (b) a number of restricted shares (rounded up or down to the nearest whole share, as applicable) (the “Company Shares”) of the Company’s common stock, $.01 par value per share (“Common Stock”) equal to the quotient obtained by dividing (x) $31,350,000 (the “Share Purchase Price”) by (y) the closing price per share of Common Stock on the Nasdaq Global Select Market on the last trading day immediately preceding the Closing Date; and (c) an additional cash payment equal to $5,000,000, as adjusted pursuant to Sections 5.6(c), (d), and (f) of the Stock Purchase Agreement (the “Additional Cash Purchase Price”). Megatran is now a wholly-owned subsidiary of the Company and is operated and reported as a component of its Grid business unit.

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

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the unaudited condensed consolidated financial statements for the three months ended June 30, 2024. The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, and its ability to raise additional capital, if necessary. The impact of global sources of instability, including the wars between Russia and Ukraine and Israel and Hamas, on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. For the three months ended June 30, 2024 and 2023, 88% and 76% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized. The Company has elected to recognize incremental costs of obtaining a contract as expense when incurred except in contracts where the amortization period would exceed twelve months. In such cases the long term amount will be assessed for materiality. As of  June 30, 2024 and March 31, 2024, the Company's capitalized incremental contract costs were not material. The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component if the period of financing is twelve months or less.  The Company has elected to recognize revenue based on the as invoiced practical expedient if there is a right to consideration from a customer in an amount that corresponds directly with the value of the Company's performance.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

The following tables disaggregate the Company’s revenue by product line and by shipment destination (in thousands):

	Three Months Ended June 30, 2024
Product Line:	Grid	Wind
Equipment and systems	$29,726	$7,424
Services and technology development	2,610	530
Total	$32,336	$7,954

Region:
Americas	$30,479	$—
Asia Pacific	1,199	7,952
EMEA	658	2
Total	$32,336	$7,954

	Three Months Ended June 30, 2023
Product Line:	Grid	Wind
Equipment and systems	$23,126	$3,982
Services and technology development	2,611	535
Total	$25,737	$4,517

Region:
Americas	$23,161	$—
Asia Pacific	1,711	4,465
EMEA	865	52
Total	$25,737	$4,517

As of June 30, 2024 and 2023, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 7, “Accounts Receivable” and Note 8, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and "Contract liabilities", which are included in the current portion and long-term portion of "Deferred revenue" in the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2024	$6,150	$2,523	$57,829
Increases for costs incurred to fulfill performance obligations	—	2,119	—
Increase (decrease) due to customer billings	(3,521)	—	27,577
Decrease due to cost recognition on completed performance obligations	—	(606)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	2,291	—	(22,443)
Other changes and FX impact	(2)	(2)	(50)
Ending balance as of June 30, 2024	$4,918	$4,034	$62,913

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2023	$9,958	$2,136	$50,760
Increases for costs incurred to fulfill performance obligations	—	1,084	—
Increase (decrease) due to customer billings	(9,479)	—	16,308
Decrease due to cost recognition on completed performance obligations	—	(1,234)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	5,092	—	(8,974)
Other changes and FX impact	1	—	(11)
Ending balance as of June 30, 2023	$5,572	$1,986	$58,083

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of June 30, 2024, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $161.0 million. There are also approximately $90.0 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three months ended June 30, 2024 and 2023:

		Three Months Ended
	Reportable	June 30,
	Segment	2024	2023
Inox Wind Limited	Wind	18%	12%

3. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three months ended  June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Cost of revenues	$58	$109
Research and development	143	156
Selling, general and administrative	1,028	1,092
Total	$1,229	$1,357

The Company issued 25,000 shares of restricted stock and 19,200 shares of immediately vested common stock during the three months ended June 30, 2024. The Company issued 672,500 shares of restricted stock and 53,675 shares of immediately vested common stock during the three months ended June 30, 2023. These restricted stock awards generally vest over 2-3 years. Awards for restricted stock include both time-based and performance-based awards. For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period. Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. There were no unrecognized compensation costs for unvested stock options as of June 30, 2024. The total unrecognized compensation cost for unvested outstanding restricted stock was $4.1 million as of  June 30, 2024. This expense will be recognized over a weighted-average expense period of approximately 1.4 years.

The Company granted no stock options during the three months ended  June 30, 2024 and 2023.

4. Computation of Net Loss per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance-based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive. For the three months ended June 30, 2024, 336,206 shares were not included in the calculation of diluted EPS. Of these, 300,000 relate to shares associated with the contingent consideration derivative liability for which the contingency has not yet been met, and 36,206 relate to outstanding stock options as they were considered anti-dilutive. For the three months ended June 30, 2023, 1,071,504 million shares were not included in the calculation of diluted EPS. Of these, 1,000,000 relate to shares associated with the contingent consideration derivative liability for which the contingency has not yet been met, and 71,504 relate to outstanding stock options as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended  June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended June 30,
	2024	2023
Numerator:
Net loss	$(2,524)	$(5,398)
Denominator:
Weighted-average shares of common stock outstanding	36,991	29,706
Weighted-average shares subject to repurchase	(1,315)	(1,448)
Shares used in per-share calculation ― basic	35,676	28,258
Shares used in per-share calculation ― diluted	35,676	28,258
Net loss per share ― basic	$(0.07)	$(0.19)
Net loss per share ― diluted	$(0.07)	$(0.19)

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

There were no changes to goodwill during the three months ended  June 30, 2024 or the year ended March 31, 2024.

The Company did not identify any triggering events in the three months ended  June 30, 2024 that would require interim impairment testing of goodwill.

Other Intangibles

Intangible assets at  June 30, 2024 and  March 31, 2024 consisted of the following (in thousands):

	June 30, 2024			March 31, 2024
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	681	(681)	—	681	(681)	$—	2
Trade name and trademarks	1,800	—	1,800	1,800	—	1,800	Indefinite
Customer relationships	9,600	(6,941)	2,659	9,600	(6,649)	2,951	7
Core technology and know-how	5,970	(4,472)	1,498	5,970	(4,352)	1,618	5-10
Intangible assets	$18,051	$(12,094)	$5,957	$18,051	$(11,682)	$6,369

The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.4 million in the three months ended  June 30, 2024 and $0.5 million in the three months ended June 30, 2023. The Company recorded no intangible amortization related to backlog during the three months ended  June 30, 2024 as the asset is fully amortized. Amortization expense of less than $0.1 million was reported in cost of revenues during the three months ended  June 30, 2023.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Years ending March 31,	Total
2025	1,236
2026	1,221
2027	1,085
2028	543
2029	72
Total	$4,157

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2024.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Valuation Techniques

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.

Contingent Consideration

Contingent consideration relates to the earnout payment set forth in the Stock Purchase Agreement governing the acquisition of Northeast Power Systems, Inc ("NEPSI") that provides that the selling stockholders may receive up to an additional 1,000,000 shares of common stock of the Company upon the achievement of certain specified revenue objectives over varying periods of up to four years following the NEPSI Acquisition Date which must occur by September 30, 2024. See Note 13, "Contingent Consideration" for further discussion. The Company relied on a Monte Carlo method to determine the fair value of the contingent consideration on the closing of the acquisition of NEPSI and continues to revalue the fair value of the contingent consideration using the same method at each subsequent balance sheet date until the contingencies are resolved and the shares to be issued are determined, with the change in fair value recorded in the current period operating loss.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  June 30, 2024 and  March 31, 2024 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024:
Assets:
Cash equivalents	$70,272	$70,272	$—	$—
Derivative liabilities:
Contingent consideration	$7,020	$—	$—	$7,020

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Assets:
Cash equivalents	$72,832	$72,832	$—	$—
Derivative liabilities:
Contingent consideration	$3,100	$—	$—	$3,100

The table below reflects the activity for the Company’s contingent consideration derivative liability measured at fair value on a recurring basis (in thousands):

Acquisition Contingent Consideration
Balance at March 31, 2023	$1,270
Change in fair value	4,922
Settlement of contingent consideration	(3,092)
Balance at March 31, 2024	3,100
Change in fair value	3,920
Balance at June 30, 2024	$7,020

7. Accounts Receivable

Accounts receivable at  June 30, 2024 and  March 31, 2024 consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Accounts receivable (billed)	$18,611	$20,175
Accounts receivable (unbilled)	4,918	6,150
Accounts receivable, net	$23,529	$26,325

8. Inventory

Inventory, net of reserves, at  June 30, 2024 and  March 31, 2024 consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Raw materials	$21,340	$20,622
Work-in-process	15,455	14,872
Finished goods	4,320	3,840
Deferred program costs	4,034	2,523
Net inventory	$45,149	$41,857

The Company recorded inventory write-downs of $0.5 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  June 30, 2024 and  March 31, 2024 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

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

The Company recorded a $3.3 million receivable in prepaid expenses and other current assets and a benefit of $1.8 million to cost of revenues, $0.8 million to selling, general, and administrative and $0.7 million to research and development in the fiscal year ended March 31, 2023 for the ERC that was expected to be received based on the amended filings. During the year ended March 31, 2024, the Company received $3.0 million for the initial claims that were processed. During the three months ended June 30, 2024, the Company did not receive any cash for the remaining $0.3 million balance of initial claims that were processed. The remaining balance is expected to be received during the remainder of fiscal 2024.

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  June 30, 2024 and  March 31, 2024 are as follows (in thousands):

	June 30, 2024	March 31, 2024
Land	$980	$980
Construction in progress – equipment	291	226
Buildings	5,515	5,416
Equipment and software	44,159	44,095
Furniture and fixtures	1,553	1,526
Leasehold improvements	6,990	6,990
Property, plant and equipment, gross	59,488	59,233
Less accumulated depreciation	(48,959)	(48,372)
Property, plant and equipment, net	$10,529	$10,861

Depreciation expense was $0.6 million for each of the three months ended June 30, 2024 and 2023, respectively.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  June 30, 2024 and  March 31, 2024 consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Accounts payable	$3,754	$4,476
Accrued inventories in-transit	2,672	539
Accrued other miscellaneous expenses	2,548	2,366
Accrued contract loss	97	97
Advanced deposits	4,242	2,270
Accrued compensation	5,059	10,326
Income taxes payable	170	346
Accrued product warranty	2,542	2,363
Accrued commissions	1,225	1,452
Total	$22,309	$24,235

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Balance at beginning of period	$2,363	$2,638
Provisions for warranties during the period	476	208
Settlements during the period	(297)	(920)
Balance at end of period	$2,542	$1,926

12. Income Taxes

The Company recorded income tax expense of $0.2 million in the three months ended June 30, 2024 and $0.1 million in the three months ended June 30, 2023.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company re-evaluates these uncertain tax positions on a quarterly basis. The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.  Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company did not identify any uncertain tax positions in the three months ended  June 30, 2024 and did not have any gross unrecognized tax benefits as of June 30, 2024.

13. Contingent Consideration

On October 1, 2020 (the "NEPSI Acquisition Date"), the Company entered into a Stock Purchase Agreement (the "NEPSI Stock Purchase Agreement") with the selling stockholders named therein. Pursuant to the terms of the NEPSI Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding (i) shares of capital stock of NEPSI, and (ii) membership interests of Northeast Power Realty, LLC, a New York limited liability company, which holds the real property that serves as NEPSI's headquarters (the "NEPSI Acquisition"). NEPSI is a U.S.-based global provider of medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems. NEPSI is a wholly-owned subsidiary of the Company and is operated by its Grid business unit. The purchase price was $26.0 million in cash and 873,657 restricted shares of common stock of the Company. As part of the transaction, the selling stockholders  may receive up to an additional 1,000,000 shares of common stock of the Company upon the achievement of certain specified revenue objectives during varying periods of up to four years following closing of the NEPSI Acquisition. During the year ended March 31, 2024, the Company issued 399,999 shares of common stock and cash in lieu of a fractional share of common stock, related to the achievement of specified revenue objectives in connection with the NEPSI Acquisition. One specified revenue objective, which would have earned the selling stockholders 300,000 shares of the Company’s common stock, was not achieved, leaving 300,000 shares of common stock remaining for potential issuance upon the achievement of the last specified revenue objective by September 30, 2024.

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

Following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the NEPSI Acquisition:

	June 30,
Fiscal Year 2024	2024
Revenue risk premium	5.50%
Revenue volatility	27.5%
Stock Price	$23.39
Payment delay (days)	80
Fair value (millions)	$7.0

	March 31,	December 31,	September 30,	June 30,	March 31,
Fiscal Year 2023	2024	2023	2023	2023	2023
Revenue risk premium	5.50%	5.70%	5.30%	5.20%	5.30%
Revenue volatility	24.8%	24.8%	27.5%	22.5%	25%
Stock Price	$13.51	$11.14	$7.55	$6.26	$4.91
Payment delay (days)	80	80	80	80	80
Fair value (millions)	$3.1	$1.2	$3.5	$2.6	$1.3

 The Company recorded losses of $3.9 million and $1.3 million resulting from the increases in the fair value of the contingent consideration in the three months ended  June 30, 2024 and 2023, respectively.

14. Debt

  As part of the acquisition of Neeltran, the Company identified four equipment financing agreements that Neeltran had entered into prior to the acquisition of Neeltran on May 6, 2021. The current debt balance was less than $0.1 million as of both  June 30, 2024 and  March 31, 2024.

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

Finance Leases

As of June 30, 2024, the right-of-use asset related to the finance lease is fully amortized, and is included in the property and equipment, net on the Company's condensed consolidated balance sheet.

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

Supplemental balance sheet information related to leases at  June 30, 2024, and  March 31, 2024 are as follows (in thousands):

	June 30, 2024	March 31, 2024
Leases:
Right-of-use assets – Operating	$4,096	$2,557
Total right-of-use assets	4,096	2,557

Lease liabilities – ST Operating	$862	$716
Lease liabilities – LT Operating	3,359	1,968
Total lease liabilities	$4,221	$2,684

Weighted-average remaining lease term	5.41	3.49
Weighted-average discount rate	12.65%	9.83%

The costs related to the Company's finance lease are not material. The costs related to the Company's operating leases for the three months ended June 30, 2024 and 2023 are as follows (in thousands):

Three Months Ended
June 30, 2024
Operating Leases:
Operating lease costs – fixed	$309
Operating lease costs – variable	45
Short-term lease costs	38
Total lease costs	$392

Three Months Ended
June 30, 2023
Operating Leases:
Operating lease costs – fixed	$259
Operating lease costs – variable	40
Short-term lease costs	37
Total lease costs	$336

The Company’s estimated minimum future lease obligations under the Company's leases are as follows (in thousands):

Leases
Year ending March 31,
2025	$986
2026	1,319
2027	1,181
2028	823
2029	404
Thereafter	1,511
Total minimum lease payments	6,224
Less: interest	(2,003)
Present value of lease liabilities	$4,221

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

As of June 30, 2024, the Company had $1.6 million of restricted cash included in long-term assets and $0.5 million of restricted cash included in current assets. As of March 31, 2024, the Company had $1.3 million of restricted cash included in long term assets and $0.5 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects or collateral deposits. These deposits are held in interest bearing accounts.

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

The operating results for the two business segments are as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Revenues:
Grid	$32,336	$25,737
Wind	7,954	4,517
Total	$40,290	$30,254

	Three Months Ended June 30,
	2024	2023
Operating income (loss):
Grid	$859	$(1,971)
Wind	999	(649)
Unallocated corporate expenses	(5,149)	(2,713)
Total	$(3,291)	$(5,333)

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

Unallocated corporate expenses consisted of net losses of $3.9 million and $1.3 million resulting from the increases in the fair value of contingent consideration in the three months ended  June 30, 2024 and 2023, respectively. There are 300,000 shares remaining for potential issuance upon the achievement of the last specified revenue objective under the NEPSI Stock Purchase Agreement by September 30, 2024. Additionally, unallocated corporate expenses consisted of stock-based compensation expense of $1.2 million and $1.4 million in the three months ended  June 30, 2024 and 2023, respectively.

Total assets for the two business segments as of  June 30, 2024 and  March 31, 2024, are as follows (in thousands):

	June 30, 2024	March 31, 2024
Grid	$128,296	$125,878
Wind	16,355	14,733
Corporate assets	95,492	92,160
Total	$240,143	$232,771

18. Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Following the release of ASU 2023-07 in November 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of June 30, 2024, the Company is evaluating the impact on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of June 30, 2024, the Company is evaluating the impact on its condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date will be annual reporting periods beginning after December 15, 2024. As of June 30, 2024, the Company is evaluating the impact on its condensed consolidated financial statements.

19. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC and has determined that, other than as reported herein and described below, there are no such events to report.

Acquisition of Megatran

As described in Note 1, Nature of the Business and Operations and Liquidity, on the Acquisition Date, the Company acquired all of the issued and outstanding shares of capital stock of Megatran. Megatran is a U.S.-based global provider of engineered power conversion solutions for demanding industrial and military applications.

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of Megatran, for aggregate consideration in an amount equal to $61,350,000 (the “Purchase Price”), which consideration amount shall be subject to various adjustments set forth in the Stock Purchase Agreement (including those described below) and consists of: (a) (i) $25,000,000, minus (ii) the Indebtedness (as defined in the Stock Purchase Agreement) outstanding as of immediately prior to the closing, minus (iii) Company Expenses (as defined in the Stock Purchase Agreement) (collectively, the “Cash Purchase Price”); (b) a number of restricted shares (rounded up or down to the nearest whole share, as applicable) (the “Company Shares”) of the Company’s common stock, $.01 par value per share (“Common Stock”) equal to the quotient obtained by dividing (x) $31,350,000 (the “Share Purchase Price”) by (y) the closing price per share of Common Stock on the Nasdaq Global Select Market on the last trading day immediately preceding the Closing Date; and (c) an additional cash payment equal to $5,000,000, as adjusted pursuant to Sections 5.6(c), (d), and (f) of the Stock Purchase Agreement (the “Additional Cash Purchase Price”). Megatran is now a wholly-owned subsidiary of the Company and is operated and reported as a component of its Grid business unit.

The Acquisition completed by the Company subsequent to the three months ended June 30, 2024 has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill.

The total purchase price of approximately $61.4 million includes the fair value of shares of the Company’s common stock issued at closing, and cash paid, as follows (in millions):

Cash payment	30.0
Issuance of 1,297,600 shares of Company’s Common Stock	31.4

At the Acquisition Date, in addition to the $30.0 million cash, the Company valued the Company’s common stock, using $24.16 per share, which was the closing price on the day prior to the day that the Company acquired Megatran. Acquisition costs are expected to be $0.8 million and will be recorded in selling, general and administrative ("SG&A") costs. Acquisition costs are of $0.2 million were included in SG&A for the three months ended June 30, 2024.

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the Acquisition (in millions):

Cash and cash equivalents	$0.5
Investment in joint venture	1.2
Prepaid and other current assets	1.4
Accounts receivable	16.7
Inventory	22.6
Property plant and equipment	28.4
Accrued expenses	(3.2)
Accounts payable	(4.4)
Deferred revenue	(4.5)
Other	(0.1)
Deferred tax liability	(6.5)
Net tangible assets/(liabilities)	52.1

Backlog	0.7
Customer relationships	1.3
Net identifiable intangible assets	2.0

Goodwill	7.3

Total purchase consideration	$61.4

The fair value of the financial assets acquired includes receivables with a fair value of $16.7 million. The gross amount due is $17.5 million, of which $0.8 million is expected to be uncollectible.

Inventory includes a $0.7 million adjustment to step up the inventory balance to fair value consistent with the purchase price allocation. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts.

Backlog of $0.7 million was evaluated using the multi period excess earnings method under the income approach. The contracts with customers do not provide for any guarantees to source all future requirements from the Company. The amortization method being utilized is economic consumption estimated over a two-year period with the expense being allocated to cost of revenues.

Customer relationships of $1.3 million relates to customers currently under contract and was determined based on a multi period excess earnings method under the income approach. The method of amortization being utilized is the economic consumption over 10 years with the expense being allocated to SG&A.

Goodwill represents the value associated with the acquired workforce and expected synergies related to the business combination of the two companies. Goodwill resulting from the Acquisition was assigned to the Company’s Grid segment. Goodwill recognized in the Acquisition is not deductible for tax purposes. This purchase price allocation is preliminary and has not been finalized as the analysis on the assets and liabilities acquired, primarily the tax related liability  may require further adjustments to our purchase accounting that could result in a measurement period adjustment that would impact the Company's reported net assets and goodwill as of August 1, 2024. Material changes, if any, to the preliminary allocation summarized above will be reported once the related uncertainties are resolved, but no later than August 1, 2025. The $6.5 million of deferred tax liability is primarily related to property plant and equipment.

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the year ended March 31, 2024 and three months ended  June 30, 2024 is presented as if the Acquisition had occurred on April 1, 2023 and April 1, 2024, respectively.

	Three months ended June 30,	Year Ended March 31,
	2024	2024
Revenues	$59,310	$217,954
Operating loss	(2,702)	(7,140)
Net loss	$(1,760)	$(4,152)

Net loss per common share
Basic	36,974	31,123
Diluted	36,974	31,123
Shares - basic	$(0.05)	$(0.13)
Shares - diluted	$(0.05)	$(0.13)

The pro forma amounts include the historical operating results of the Company and Megatran with appropriate adjustments that give effect to acquisition related costs, income taxes, intangible amortization resulting from the Acquisition and certain conforming accounting policies of the Company.   The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Acquisition and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

AMERICAN SUPERCONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our prospective results of operations or financial position, the benefits of our acquisitions of Northeast Power Systems, Inc. ("NEPSI") and Neeltran, Inc. ("Neeltran"), contingent payments related to the NEPSI acquisition, changes in macroeconomic and market conditions, including increasing inflation and impacts from sourcing, production disruption, material delays and global supply chain disruptions and adoption of accounting changes may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; Changes in exchange rates could adversely affect our results of operations; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We may not realize all of the sales expected from our backlog of orders and contracts; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit; Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity and overall business; Pandemics, epidemics or other public health crises may adversely impact our business, financial condition and results of operations; We rely upon third-party suppliers for the components and subassemblies of many of our Grid and Wind products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Uncertainty surrounding our prospects and financial condition may have an adverse effect on our customer and supplier relationship; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; A significant portion of our Wind segment revenues are derived from a single customer. If this customer’s business is negatively affected, it could adversely impact our business; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our business and operations would be adversely impacted in the event of a failure or security breach of our or any critical third parties' information technology infrastructure and networks; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success marketing and selling our superconductor products and system-level solutions, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow; We or third parties on whom we depend may be adversely affected by natural disasters, including events resulting from climate change, and our business continuity and disaster recovery plans may not adequately protect us or our value chain from such events; Adverse changes in domestic and global economic conditions could adversely affect our operating results; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Our products face competition, which could limit our ability to acquire or retain customers; We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in India’s political, social, regulatory and economic environment may affect our financial performance; Our success depends upon the commercial adoption of the REG system, which is currently limited, and a widespread commercial market for our products may not develop; Industry consolidation could result in more powerful competitors and fewer customers; Increasing focus and scrutiny on environmental sustainability and social initiatives could increase our costs, and inaction could harm our reputation and adversely impact our financial results; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy: Lower prices for other energy sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful or long-term protection for our technology, which could result in us losing some or all of our market position; There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; Our common stock has experienced, and may continue to experience, market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention; Unfavorable results of legal proceedings could have a material adverse effect on our business, operating results and financial condition; and the other important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2024, and our other reports filed with the SEC. These important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management's estimates as of the date of this press release. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Our power system solutions help to improve energy efficiency, alleviate power grid capacity constraints, improve system resiliency, and increase the adoption of renewable energy generation. Demand for our solutions is driven by the growing needs for modernized smart grids that improve power reliability, security and quality, the U.S. Navy's effort to upgrade onboard power systems to support fleet electrification, and the needs for increased renewable sources of electricity, such as wind and solar energy. Concerns about these factors have led to increased spending by corporations and the military, as well as supportive government regulations and initiatives on local, state, and national levels, including renewable portfolio standards, tax incentives and international treaties.

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year that began on April 1 of that same year. For example, fiscal 2024 refers to the fiscal year that began on April 1, 2024. Other fiscal years follow similarly.

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

On August 1, 2024, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the selling stockholders named therein.  Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding shares of Megatran, for aggregate consideration in an amount equal to $61,350,000 (the “Purchase Price”).  The Megatran purchase price was $30.0 million in cash on hand, and 1,297,600 restricted shares of our common stock.  Megatran is a U.S.-based global provider of engineered power conversion solutions for demanding industrial and military applications.  As a result of this transaction, Megatran became a wholly-owned subsidiary and will be operated by our Grid business unit.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Certain prior period amounts were reclassified to conform to the presentation in the current period. There were no significant changes in the critical accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Results of Operations

Three months ended June 30, 2024, compared to the three months ended June 30, 2023

Revenues

Total revenues increased 33% to $40.3 million for the three months ended June 30, 2024, compared $30.3 million for the three months ended June 30, 2023. Our revenues are summarized as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Revenues:
Grid	$32,336	$25,737
Wind	7,954	4,517
Total	$40,290	$30,254

Our Grid business unit accounted for 80% of total revenues for the three months ended June 30, 2024, compared to 85% for the three months ended June 30, 2023. Our Grid business unit revenues increased 26% to $32.3 million in the three months ended June 30, 2024, from $25.7 million in the three months ended June 30, 2023. The increase in the Grid business unit revenues in the three months ended June 30, 2024, compared to the three months ended June 30, 2023 was primarily driven by increased shipments of new energy power systems than in the prior year period.

Our Wind business unit accounted for 20% of total revenues for the three months ended June 30, 2024, compared to 15% for the three months ended June 30, 2023. Revenues in the Wind business unit increased 76% to $8.0 million in the three months ended June 30, 2024, from $4.5 million in the three months ended June 30, 2023. The increase during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was driven by additional shipments of electrical control systems ("ECS") at increased prices.

Cost of Revenues and Gross Margin

Cost of revenues increased by 17% to $28.1 million for the three months ended June 30, 2024, compared to $24.0 million for the three months ended June 30, 2023. Gross margin was 30% for the three months ended June 30, 2024, compared to 21% for the three months ended June 30, 2023. The increase in gross margin in the three months ended June 30, 2024 was due to higher revenues, a more favorable product mix and favorable impacts across the business due to pricing increases across our product lines.

Operating Expenses

Research and development

Research and development ("R&D") expenses increased 23% in the three months ended June 30, 2024 to $2.3 million from $1.9 million in the three months ended June 30, 2023. The increase was driven primarily by higher overall compensation expense and additional supplies and materials.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses increased 13% in the three months ended June 30, 2024 to $8.9 million from $7.9 million in the three months ended June 30, 2023.  The increase in SG&A expense in the three months ended June 30, 2024, was due to higher overall compensation expense and higher outside services expense.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, customer relationships, and other intangible assets of $0.4 million in the three months ended June 30, 2024, and $0.5 million in the three months ended June 30, 2023. The decrease in amortization expense is a result of using the economic consumption method as the basis to amortize the acquired customer relationship intangible assets from NEPSI and Neeltran.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the acquisition of NEPSI resulted in losses of $3.9 million and $1.3 million in the three months ended June 30, 2024 and 2023, respectively. The change in the fair value was primarily driven by an increased likelihood of achieving certain revenue targets and an increase in our stock price.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Operating income (loss):
Grid	$859	$(1,971)
Wind	999	(649)
Unallocated corporate expenses	(5,149)	(2,713)
Total	$(3,291)	$(5,333)

Our Grid business segment generated operating income of $0.9 million in the three months ended June 30, 2024, compared to operating losses of $2.0 million in the three months ended June 30, 2023.  The increase in the Grid business unit operating income in the three months ended June 30, 2024 was due to higher revenues and gross margins due to a favorable product mix.

Our Wind business segment generated operating income of $1.0 million in the three months ended June 30, 2024, compared to operating losses of $0.6 million in the three months ended June 30, 2023. The improvement in the Wind business unit operating income in the three months ended June 30, 2024 was due to higher revenues and gross margins from increased sales of ECS units.

Unallocated corporate expenses included net losses on contingent consideration of $3.9 million and $1.3 million in the three months ended June 30, 2024 and 2023, respectively. Additionally, unallocated corporate expenses consisted of stock-based compensation expense of $1.2 million and $1.4 million in the three months ended June 30, 2024 and 2023, respectively.

Interest income, net

Interest income, net, was $1.1 million in the three months ended June 30, 2024, compared to $0.2 million in the three months ended June 30, 2023. The increase in interest income, net, in the three months ended June 30, 2024 was due to higher cash balances earning higher interest rates.

Other expense, net

Other expense, net, was $0.2 million in the three months ended June 30, 2024, compared to $0.1 million in the three months ended June 30, 2023. The increase in other expense, net, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was driven by the impacts of unfavorable fluctuations in foreign currencies during the periods.

 Income Taxes

Income tax expense was $0.2 million in the three months ended June 30, 2024. Income tax expense was $0.1 million in the three months ended June 30, 2023.

Net loss

Net loss was $2.5 million in the three months ended June 30, 2024, compared to $5.4 million in the three months ended June 30, 2023. The decrease in net loss was driven primarily by the increased revenues and gross margins.

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

We define non-GAAP net income (loss) as net loss before stock-based compensation, amortization of acquisition-related intangibles, change in fair value of contingent consideration, and other non-cash or unusual charges.  We believe non-GAAP net income (loss) assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net income (loss) as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net income (loss) is set forth in the table below (in thousands, except per share data):

	Three Months Ended June 30,
	2024	2023
Net loss	$(2,524)	$(5,398)
Stock-based compensation	1,229	1,357
Amortization of acquisition-related intangibles	412	544
Change in fair value of contingent consideration	3,920	1,350
Non-GAAP net income (loss)	$3,037	$(2,147)

Non-GAAP net income (loss) per share - basic	$0.09	$(0.08)
Non-GAAP net income (loss) per share - diluted	$0.08	$(0.08)
Weighted average shares outstanding - basic	35,676	28,258
Weighted average shares outstanding - diluted	37,032	28,258

We incurred non-GAAP net income of $3.0 million, or $0.09 per share, for the three months ended June 30, 2024, compared to non-GAAP net losses of $2.1 million, or $(0.08) per share, for the three months ended June 30, 2023. The improvement in the non-GAAP net income (loss) for the three months ended June 30, 2024 was due to a lower operating loss driven by higher revenues and gross margins.

Liquidity and Capital Resources

We have experienced recurring operating losses and, as of June 30, 2024, had an accumulated deficit of $1,069.2 million.

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

As of June 30, 2024, we had cash, cash equivalents and restricted cash of $95.5 million, compared to $92.3 million as of March 31, 2024, an increase of $3.2 million. As of June 30, 2024, we had $3.2 million in cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	June 30, 2024	March 31, 2024
Cash and cash equivalents	$93,455	$90,522
Restricted cash	2,068	1,758
Total cash, cash equivalents, and restricted cash	$95,523	$92,280

For the three months ended June 30, 2024, net cash provided by operating activities was $3.4 million, compared to cash used in operations of $2.2 million for the three months ended June 30, 2023. The increase in cash flows from operating activities in the three months ended June 30, 2024 was due primarily to improvement in net loss, increase in the change in fair value of contingent consideration, and less cash used to settle accounts payable and accrued expenses, slightly offset by cash used for prepaid expenses and other assets.

For the three months ended June 30, 2024, net cash used in investing activities was less than $0.1 million, compared to $0.3 million for the three months ended June 30, 2023. The decrease in net cash used in investing activities was primarily due to changes in other assets.

For the three months ended June 30, 2024, net cash used in financing activities was $0.1 million compared to less than $0.1 million for the three months ended June 30, 2023. The increase was in the repurchase of common stock in connection with employee tax obligations upon the vesting of stock awards.

As of June 30, 2024, we had $1.6 million of restricted cash included in long-term assets and $0.5 million of restricted cash included in current assets. At March 31, 2024, we had $1.3 million of restricted cash included in long-term assets and $0.5 million of restricted cash in current assets. These amounts included in restricted cash primarily represent collateral deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of June 30, 2024, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 13, "Contingent Consideration," Note 14, "Debt," Note 15, "Leases" and Note 16, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Following the release of ASU 2023-07 in November 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of June 30, 2024, we are evaluating the impact on our condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of June 30, 2024, we are evaluating the impact on our condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date will be annual reporting periods beginning after December 15, 2024. As of June 30, 2024, we are evaluating the impact on our condensed consolidated financial statements.

We do not believe that, outside of those disclosed here, there are any other recently issued accounting pronouncements that will have a material impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 29, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended June 30, 2024 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2024 - April 30, 2024	—	—	—
May 1, 2024 - May 31, 2024	—	—	—
June 1, 2024 - June 30, 2024	5,720	$22.07	—
Total	5,720	$22.07	—

(a) During the three months ended June 30, 2024, we purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Fiscal 2024 Executive Incentive Plan	8-K	000-19672	10.1	May 29, 2024
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and March 31, 2024 (ii) Statements of Operations for the three months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

		By:	/s/ John W. Kosiba, Jr.
Date:	August 6, 2024		John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)