Form 10-Q
period 2024-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2024-10-30
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	39,453,215
Class	Outstanding as of October 25, 2024

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$72,131	$90,522
Accounts receivable, net	40,059	26,325
Inventory, net	70,880	41,857
Prepaid expenses and other current assets	10,806	7,295
Restricted cash	1,201	468
Total current assets	195,077	166,467

Property, plant and equipment, net	38,765	10,861
Intangibles, net	7,329	6,369
Right-of-use assets	3,744	2,557
Goodwill	48,950	43,471
Restricted cash	1,454	1,290
Deferred tax assets	1,201	1,119
Equity-method investments	1,245	—
Other assets	683	637
Total assets	$298,448	$232,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$25,158	$24,235
Lease liability, current portion	555	716
Debt, current portion	—	25
Contingent consideration	—	3,100
Deferred tax liabilities, current portion	16	—
Deferred revenue, current portion	69,356	50,732
Total current liabilities	95,085	78,808

Deferred revenue, long-term portion	11,915	7,097
Lease liability, long-term portion	2,814	1,968
Deferred tax liabilities, long-term portion	1,591	300
Other liabilities	28	27
Total liabilities	111,433	88,200

Commitments and Contingencies (Note 18)

Stockholders' equity:
Common stock	398	373
Additional paid-in capital	1,253,168	1,212,913
Treasury stock	(3,765)	(3,639)
Accumulated other comprehensive income	1,509	1,582
Accumulated deficit	(1,064,295)	(1,066,658)
Total stockholders' equity	187,015	144,571
Total liabilities and stockholders' equity	$298,448	$232,771

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$54,471	$34,004	$94,761	$64,258

Cost of revenues	38,858	25,418	66,923	49,390

Gross margin	15,613	8,586	27,838	14,868

Operating expenses:
Research and development	2,646	1,641	4,931	3,493
Selling, general and administrative	10,525	7,946	19,423	15,815
Amortization of acquisition-related intangibles	433	538	845	1,076
Change in fair value of contingent consideration	2,762	850	6,682	2,200
Restructuring	—	(20)	—	(14)
Total operating expenses	16,366	10,955	31,881	22,570

Operating loss	(753)	(2,369)	(4,043)	(7,702)

Interest income, net	979	194	2,099	368
Other expense, net	(329)	(204)	(489)	(321)
Loss before income tax expense (benefit)	(103)	(2,379)	(2,433)	(7,655)

Income tax (benefit) expense	(4,990)	106	(4,796)	228

Net income (loss)	$4,887	$(2,485)	$2,363	$(7,883)

Net income (loss) per common share
Basic	$0.13	$(0.09)	$0.07	$(0.28)
Diluted	$0.13	$(0.09)	$0.06	$(0.28)

Weighted average number of common shares outstanding
Basic	36,952	28,828	36,317	28,545
Diluted	37,499	28,828	36,951	28,545

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$4,887	$(2,485)	$2,363	$(7,883)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(88)	64	(73)	62
Total other comprehensive (loss) gain, net of tax	(88)	64	(73)	62
Comprehensive income (loss)	$4,799	$(2,421)	$2,290	$(7,821)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE Three and Six Months Ended September 30, 2024 AND 2023

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2024	37,343	$373	$1,212,913	$(3,639)	$1,582	$(1,066,658)	$144,571
Issuance of common stock – restricted shares	44	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	1,229	—	—	—	1,229
Issuance of common stock for 401(k) match	12	—	179	—	—	—	179
Repurchase of treasury stock	—	—	—	(126)	—	—	(126)
Cumulative translation adjustment	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	(2,524)	(2,524)
Balance at June 30, 2024	37,399	$374	$1,214,320	$(3,765)	$1,597	$(1,069,182)	$143,344
Issuance of common stock – ESPP	8	—	157	—	—	—	157
Issuance of common stock - restricted shares	815	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	843	—	—	—	843
Issuance of common stock for 401(k) match	7	—	166	—	—	—	166
Issuance of common stock - Megatran acquisition, net of offering expenses	1,298	13	31,189	—	—	—	31,202
Issuance of common stock to settle contingent consideration	300	3	6,501	—	—	—	6,504
Cumulative translation adjustment	—	—	—	—	(88)	—	(88)
Net income	—	—	—	—	—	4,887	4,887
Balance at September 30, 2024	39,827	$398	$1,253,168	$(3,765)	$1,509	$(1,064,295)	$187,015

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2023	29,937	$299	$1,139,113	$(3,639)	$1,571	$(1,055,547)	$81,797
Issuance of common stock – restricted shares	699	7	(7)	—	—	—	—
Stock-based compensation expense	—	—	1,357	—	—	—	1,357
Issuance of common stock for 401(k) match	33	1	163	—	—	—	164
Cumulative translation adjustment	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(5,398)	(5,398)
Balance at June 30, 2023	30,669	$307	$1,140,626	$(3,639)	$1,569	$(1,060,945)	$77,918
Issuance of common stock – ESPP	21	—	136	—	—	—	136
Issuance of common stock – restricted shares	9	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,111	—	—	—	1,111
Issuance of common stock for 401(k) match	17	—	150	—	—	—	150
Cumulative translation adjustment	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	(2,485)	(2,485)
Balance at September 30, 2023	30,716	$307	$1,142,023	$(3,639)	$1,633	$(1,063,430)	$76,894

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,363	$(7,883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	2,395	2,234
Stock-based compensation expense	2,072	2,468
Provision for excess and obsolete inventory	780	1,070
Amortization of operating lease right-of-use assets	546	122
Deferred income taxes	(5,165)	—
Change in fair value of contingent consideration	6,682	2,200
Other non-cash items	(15)	273
Changes in operating asset and liability accounts:
Accounts receivable	2,538	3,152
Inventory	(6,672)	(11,935)
Prepaid expenses and other assets	(2,082)	8,015
Operating leases	(1,048)	(123)
Accounts payable and accrued expenses	(4,455)	(9,399)
Deferred revenue	18,182	8,458
Net cash provided by (used in) operating activities	16,121	(1,348)

Cash flows from investing activities:
Purchases of property, plant and equipment	(852)	(430)
Cash paid to settle Megatran contingent consideration liability	(3,278)	—
Cash paid for Megatran Acquisition, net of cash acquired	(29,577)	—
Change in other assets	218	(10)
Net cash used in investing activities	(33,489)	(440)

Cash flows from financing activities:
Repurchase of treasury stock	(126)	—
Repayment of debt	(25)	(33)
Cash paid related to registration of common stock shares	(148)	—
Proceeds from exercise of employee stock options and ESPP	157	136
Net cash (used in) provided by financing activities	(142)	103

Effect of exchange rate changes on cash	16	(10)

Net decrease in cash, cash equivalents and restricted cash	(17,494)	(1,695)
Cash, cash equivalents and restricted cash at beginning of period	92,280	25,675
Cash, cash equivalents and restricted cash at end of period	$74,786	$23,980

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$248	$171
Non-cash investing and financing activities
Issuance of common stock in connection with the purchase of Megatran	$31,350	$—
Issuance of common stock to settle contingent consideration	$6,504	$—
Right-of-use assets obtained in exchange for new lease obligations	$—	$242
Issuance of common stock to settle 401k match liabilities	$345	$313

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. Certain prior period amounts were reclassified to conform to the presentation in the current period. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been or omitted pursuant to those instructions. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended  September 30, 2024 and 2023 and the financial position at September 30, 2024; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited condensed consolidated financial statements for the year ended  March 31, 2024, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended  March 31, 2024 filed with the SEC on May 29, 2024.

Liquidity

The Company has historically experienced recurring operating losses and as of September 30, 2024, the Company had an accumulated deficit of $1,064.3 million. In addition, the Company has historically experienced recurring negative operating cash flows. At September 30, 2024, the Company had cash and cash equivalents of $72.1 million. Cash provided by operations for the six months ended  September 30, 2024 was $16.1 million.

In January 2024, the Company filed a shelf registration statement on Form S-3 that will expire three years from the date on which it was declared effective, March 15, 2027 (the “First Form S-3”). The First Form S-3 allows the Company to offer and sell from time-to-time up to $250 million of common stock, debt securities, warrants or units comprised of any combination of these securities, with $250 million available for future offerings as of September 30, 2024. The First Form S-3 is intended to provide the Company flexibility to conduct registered sales of its securities, subject to market conditions, in order to fund its future capital needs. The terms of any future offering under the First Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

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

On August 1, 2024 (the "Acquisition Date"), the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the selling stockholders named therein. Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding shares of Megatran Industries, Inc. ("Megatran") (the "Acquisition"), for aggregate consideration in an amount equal to $61.4 million (the “Purchase Price”), which consideration amount was subject to various adjustments set forth in the Stock Purchase Agreement (including those described below) and consisted of: (a) (i) $25.0 million, minus (ii) the Indebtedness (as defined in the Stock Purchase Agreement) outstanding as of immediately prior to the closing, minus (iii) Company Expenses (as defined in the Stock Purchase Agreement) (collectively, the “Cash Purchase Price”); (b) a number of restricted shares (rounded up or down to the nearest whole share, as applicable) (the “Company Shares”) of the Company’s common stock, $.01 par value per share (“Common Stock”) equal to the quotient obtained by dividing (x) $31.4 million (the “Share Purchase Price”) by (y) the closing price per share of Common Stock on the Nasdaq Global Select Market on the last trading day immediately preceding the Closing Date; and (c) an additional cash payment equal to $5.0 million, as adjusted pursuant to Sections 5.6(c), (d), and (f) of the Stock Purchase Agreement (the “Additional Cash Purchase Price”). Megatran is now a wholly-owned subsidiary of the Company and, together with its wholly-owned subsidiaries and affiliates, is operated and reported as a component of its Grid business unit. On September 23, 2024, the Company paid $3.3 million to the selling stockholders, which was calculated based on the agreed upon formula set forth in the Stock Purchase Agreement. This amount is reflected as the change in fair value of this contingent consideration in the three and six months ended September 30, 2024. As of September 30, 2024, there are no remaining obligations to the selling stockholders of Megatran.

In August 2024, the Company filed an automatically-effective shelf registration statement on Form S-3 that will expire no later than August 12, 2027 (the “Second Form S-3”). The Second Form S-3 allows the Company to offer and sell from time-to-time unspecified amounts of common stock, debt securities, warrants or units comprised of any combination of these securities and allows certain selling stockholders to offer and sell from time-to-time common stock. The Second Form S-3 is intended to assist the selling stockholders in the resale of their common stock and to provide the Company flexibility to conduct registered sales of its securities, subject to market conditions, in order to fund its future capital needs. The terms of any future offering under the Second Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

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

The Company believes that based on the information presented above and its quarterly management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the unaudited condensed consolidated financial statements for the six months ended September 30, 2024. The Company’s liquidity is highly dependent on its ability to increase revenues, its ability to control its operating costs, and its ability to raise additional capital, if necessary. The impact of global sources of instability, including the wars between Russia and Ukraine and Israel and Hamas, on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Acquisition

Acquisition of Megatran

As described in Note 1, Nature of the Business and Operations and Liquidity, on the Acquisition Date, the Company acquired all of the issued and outstanding shares of capital stock of Megatran. Megatran's wholly-owned subsidiary, NWL, Inc. ("NWL"), is a U.S.-based global provider of engineered power conversion solutions for demanding industrial and military applications.

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of Megatran, for aggregate consideration in an amount equal to $61.4 million, which consideration amount was subject to various adjustments set forth in the Stock Purchase Agreement (including those described below) and consisted of: (a) (i) $25.0 million, minus (ii) the Indebtedness (as defined in the Stock Purchase Agreement) outstanding as of immediately prior to the closing, minus (iii) Company Expenses (as defined in the Stock Purchase Agreement); (b) a number of restricted shares (rounded up or down to the nearest whole share, as applicable) of Common Stock equal to the quotient obtained by dividing (x) $31.4 million by (y) the closing price per share of Common Stock on the Nasdaq Global Select Market on the last trading day immediately preceding the Closing Date; and (c) an additional cash payment equal to $5.0 million, as adjusted pursuant to Sections 5.6(c), (d), and (f) of the Stock Purchase Agreement. Megatran is now a wholly-owned subsidiary of the Company and, together with its wholly-owned subsidiaries and affiliates, is operated and reported as a component of its Grid business unit. On September 23, 2024, the Company paid $3.3 million to the selling stockholders, which was calculated based on the agreed upon formula set forth in the Stock Purchase Agreement. This amount is reflected as the change in fair value of this contingent consideration in the three and six months ended September 30, 2024. As of September 30, 2024, there are no remaining obligations to the selling stockholders of Megatran.

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

The total purchase price of approximately $61.4 million includes the fair value of shares of the Company’s common stock issued at closing, and cash paid, as follows (in millions):

Cash payments	$30.0
Issuance of 1,297,600 shares of Company’s Common Stock	$31.4

At the Acquisition Date, in addition to the $30.0 million cash, the Company valued the Company’s common stock, using $24.16 per share, which was the closing price on the day prior to the day that the Company acquired Megatran. Acquisition costs of $0.9 million and $1.1 million were included in selling, general and administrative ("SG&A") for the three and six months ended September 30, 2024, respectively.

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the Acquisition (in millions):

Cash and cash equivalents	$0.4
Equity-method investments	1.2
Prepaid expenses and other current assets	1.7
Accounts receivable	16.1
Inventory	23.1
Property, plant, and equipment	28.4
Accounts payable and accrued expenses	(5.6)
Deferred revenue	(5.0)
Deferred tax liability	(6.4)
Net tangible assets/(liabilities)	53.9

Backlog	0.7
Customer relationships	1.3
Net identifiable intangible assets	2.0

Goodwill	5.5

Total purchase consideration	$61.4

The fair value of the financial assets acquired includes receivables with a fair value of $16.1 million. The gross amount due is $16.9 million, of which $0.8 million is expected to be uncollectible.

Inventory includes a $0.7 million adjustment to step up the inventory balance to fair value consistent with the purchase price allocation. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts. The inventory step up adjustment increased cost of revenue $0.3 million in the three month period ended  September 30, 2024 as the inventory was sold.

Backlog of $0.7 million was evaluated using the multi period excess earnings method under the income approach. The contracts with customers do not provide for any guarantees to source all future requirements from the Company. The amortization method being utilized is economic consumption estimated over an eight-month period with the expense being allocated to cost of revenues.

Customer relationships of $1.3 million relates to customers currently under contract and was determined based on a multi period excess earnings method under the income approach. The method of amortization being utilized is straight line over 10 years, as the results were not materially different from the economic consumption method, with the expense being allocated to SG&A.

Goodwill represents the value associated with the acquired workforce and expected synergies related to the business combination of the two companies. Goodwill resulting from the Acquisition was assigned to the Company’s Grid segment. Goodwill recognized in the Acquisition is not deductible for tax purposes. This purchase price allocation is preliminary and has not been finalized as the analysis on the assets and liabilities acquired, primarily the tax related liability  may require further adjustments to our purchase accounting that could result in a measurement period adjustment that would impact the Company's reported net assets and goodwill as of August 1, 2024. Material changes, if any, to the preliminary allocation summarized above will be reported once the related uncertainties are resolved, but no later than August 1, 2025. The $6.4 million of deferred tax liability is primarily related to basis difference of property, plant, and equipment.

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the three and six months ended September 30, 2024 and 2023 presented as if the Acquisition had occurred on April 1, 2024 and 2023, respectively, is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net Revenue	$58,722	$50,929	$118,032	$99,915
Operating income (loss)	81	(1,783)	(4,079)	(7,193)
Net income (loss)	$635	$(311)	$(2,748)	$(633)

Net income (loss) per common share
Basic	$0.02	$(0.01)	$(0.07)	$(0.02)
Diluted	$0.02	$(0.01)	$(0.07)	$(0.02)
Shares - basic	37,404	30,126	37,189	29,843
Shares - diluted	37,950	30,126	37,189	29,843

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

In the unaudited consolidated results for the three and six months ended September 30, 2024, Megatran’s operations are included in the Company’s consolidated results from the date of Acquisition of August 1, 2024. Megatran contributed $14.3 million of revenue and $2.1 million in net income for the Company for the three and six month periods ended September 30, 2024.  Amortization expense of $0.2 million is included in the three and six months ended  September 30, 2024, as a result of the Megatran acquired intangible assets.  In addition, $0.3 million for the step-up basis assigned to acquired inventory was charged to cost of revenues in the three and six months ended September 30, 2024.

3. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. For the three and six months ended September 30, 2024, 90% and 89% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. For the three and six months ended September 30, 2023, 79% and 78% of revenue, respectively, was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized. The Company has elected to recognize incremental costs of obtaining a contract as expense when incurred except in contracts where the amortization period would exceed twelve months. As of  September 30, 2024 and March 31, 2024, the Company's capitalized incremental contract costs were not material. The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component if the period of financing is twelve months or less.  The Company has elected to recognize revenue based on the as invoiced practical expedient if there is a right to consideration from a customer in an amount that corresponds directly with the value of the Company's performance.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

The following tables disaggregate the Company’s revenue by product line and by shipment destination (in thousands):

	Three Months Ended September 30, 2024		Six Months Ended September 30, 2024
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$43,747	$7,166	$74,452	$14,591
Services and technology development	3,189	369	4,820	898
Total	$46,936	$7,535	$79,272	$15,489

Region:
Americas	$43,479	$1	$73,957	$1
Asia Pacific	790	7,531	1,989	15,483
EMEA	2,667	3	3,326	5
Total	$46,936	$7,535	$79,272	$15,489

	Three Months Ended September 30, 2023		Six Months Ended September 30, 2023
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$22,682	$4,879	$45,808	$8,862
Services and technology development	5,833	610	8,443	1,145
Total	$28,515	$5,489	$54,251	$10,007

Region:
Americas	$24,696	$27	$47,856	$57
Asia Pacific	3,418	5,462	5,129	9,928
EMEA	401	-	1,266	22
Total	$28,515	$5,489	$54,251	$10,007

As of September 30, 2024 and 2023, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 8, “Accounts Receivable” and Note 9, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and "Contract liabilities", which are included in the current portion and long-term portion of "Deferred revenue" in the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2024	$6,150	$2,523	$57,829
Increase for balance acquired	—	—	5,049
Increases for costs incurred to fulfill performance obligations	—	4,866	—
Increase (decrease) due to customer billings	(6,241)	—	70,133
Decrease due to cost recognition on completed performance obligations	—	(2,553)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	4,607	—	(52,084)
Other changes and FX impact	7	12	344
Ending balance as of September 30, 2024	$4,523	$4,848	$81,271

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2023	$9,958	$2,136	$50,760
Increases for costs incurred to fulfill performance obligations	—	2,110	—
Increase (decrease) due to customer billings	(13,981)	—	34,284
Decrease due to cost recognition on completed performance obligations	—	(2,160)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	10,351	—	(25,710)
Other changes and FX impact	7	(11)	(288)
Ending balance as of September 30, 2023	$6,335	$2,075	$59,046

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of September 30, 2024, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $205.0 million. There are also approximately $102.3 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and six months ended September 30, 2024 and 2023:

		Three Months Ended		Six Months Ended
	Reportable	September 30,		September 30,
	Segment	2024	2023	2024	2023
Inox Wind Limited	Wind	12%	12%	14%	12%
Gray Construction, Inc.	Grid	<10%	11%	<10%	<10%

4. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended  September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$39	$59	$97	$169
Research and development	113	156	256	311
Selling, general and administrative	691	896	1,719	1,988
Total	$843	$1,111	$2,072	$2,468

The Company issued 817,500 shares and 842,500 shares of restricted stock during the three and six months ended September 30, 2024, respectively. The Company issued no shares and 19,200 shares of immediately vested common stock during the three and six months ended September 30, 2024, respectively. The Company issued 9,000 shares and 681,500 shares of restricted stock during the three and six months ended September 30, 2023, respectively. No shares of immediately vested common stock were issued during the three months ended  September 30, 2023 and 53,675 shares of immediately vested common stock during the six months ended September 30, 2023. These restricted stock awards generally vest over 2-3 years. Awards for restricted stock include both time-based and performance-based awards. For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period. Performance-based awards are expensed over the requisite service period based on probability of achievement.

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. There were no unrecognized compensation costs for unvested stock options as of September 30, 2024. The total unrecognized compensation cost for unvested outstanding restricted stock was $17.8 million as of  September 30, 2024. This expense will be recognized over a weighted-average expense period of approximately 1.8 years.

The Company granted no stock options during the three and six months ended  September 30, 2024 and 2023.

5. Computation of Net Income (Loss) per Common Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net income by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance-based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive. For the three months ended September 30, 2024, 535,001 shares were not included in the calculation of diluted EPS. Of these, 526,333 were shares of performance-based restricted stock where the contingency was not met. Of the remaining shares, 652 shares relate to outstanding stock awards that were considered anti-dilutive, and 8,016 shares related to ESPP shares and were excluded as they were considered anti-dilutive. For the six months ended September 30, 2024, 479,341 shares were not included in the calculation of diluted EPS. Of these, 469,667 were shares of performance-based restricted stock where the contingency was not met. Of the remaining shares, 326 shares relate to outstanding stock awards that were considered anti-dilutive, and 9,348 shares related to ESPP shares and were excluded as they were considered anti-dilutive. For each of the three and six months ended September 30, 2023, 1,036,206 shares were not included in the calculation of diluted EPS. Of these, 1,000,000 relate to shares associated with the contingent consideration derivative liability for which the contingency has not yet been met, and 36,206 relate to outstanding stock options as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended  September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$4,887	$(2,485)	$2,363	$(7,883)
Denominator:
Weighted-average shares of common stock outstanding	37,931	30,283	37,463	29,996
Weighted-average shares subject to repurchase	(979)	(1,455)	(1,146)	(1,451)
Shares used in per-share calculation ― basic	36,952	28,828	36,317	28,545
Shares used in per-share calculation ― diluted	37,499	28,828	36,951	28,545
Net income (loss) per share ― basic	$0.13	$(0.09)	$0.07	$(0.28)
Net income (loss) per share ― diluted	$0.13	$(0.09)	$0.06	$(0.28)

6. Goodwill and Other Intangibles

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized but reviewed for impairment. The Company's goodwill balance relates to the Megatran Acquisition in fiscal 2024, the Neeltran acquisition in fiscal 2021, the Northeast Power Systems, Inc. ("NEPSI") acquisition in fiscal 2020, and the acquisition of Infinia Technology Corporation in fiscal 2017 and is reported in the Grid business segment. Goodwill is reviewed annually on February 28th and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable. There were no changes to goodwill during the year ended March 31, 2024.

Goodwill
March 31, 2024	$43,471
Megatran Acquisition	5,479
September 30, 2024	$48,950

The Company did not record impairment in the three and six months ended  September 30, 2024 that would require interim impairment testing of goodwill.

Other Intangibles

Intangible assets at  September 30, 2024 and  March 31, 2024 consisted of the following (in thousands):

	September 30, 2024			March 31, 2024
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	1,381	(856)	525	681	(681)	—	2
Trade name and trademarks	1,800	—	1,800	1,800	—	1,800	Indefinite
Customer relationships	10,880	(7,253)	3,627	9,600	(6,649)	2,951	7-10
Core technology and know-how	5,970	(4,593)	1,377	5,970	(4,352)	1,618	5-10
Intangible assets	$20,031	$(12,702)	$7,329	$18,051	$(11,682)	$6,369

The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.4 million and $0.8 million in the three and six months ended  September 30, 2024, respectively. The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.5 million and $1.1 million in the three and six months ended  September 30, 2023, respectively. The Company recorded $0.2 million of intangible amortization in cost of revenue related to backlog during both the three and six months ended  September 30, 2024. The Company recorded no amortization expense related to backlog during the three months ended September 30, 2023 and less than $0.1 million related to backlog was reported in cost of revenues during the six months ended  September 30, 2023.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Years ending March 31,	Total
2025	1,413
2026	1,349
2027	1,213
2028	671
2029	201
Thereafter	682
Total	$5,529

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended September 30, 2024.

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

Contingent Consideration

Contingent consideration related to the earnout payment set forth in the NEPSI Stock Purchase Agreement governing the acquisition of NEPSI provided that the selling stockholders may have received up to an additional 1,000,000 shares of common stock of the Company upon the achievement of certain specified revenue objectives over varying periods of up to four years following the NEPSI acquisition date which must have occurred by September 30, 2024. Contingent consideration related to the make whole payment set forth in the Megatran Stock Purchase Agreement provided that the selling stockholders would be made whole for any costs or taxes as a result of the orderly distribution process. See Note 15, "Contingent Consideration" for further discussion. As of September 30, 2024, the Company has settled all outstanding contingent consideration.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  September 30, 2024 and  March 31, 2024 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024:
Assets:
Cash equivalents	$41,731	$41,731	$—	$—

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Assets:
Cash equivalents	$72,832	$72,832	$—	$—
Derivative liabilities:
Contingent consideration	$3,100	$—	$—	$3,100

The table below reflects the activity for the Company’s contingent consideration derivative liability measured at fair value on a recurring basis (in thousands):

	NEPSI Acquisition Contingent Consideration	Megatran Acquisition Contingent Consideration
Balance at March 31, 2023	$1,270	$—
Change in fair value	4,922	—
Settlement of contingent consideration	(3,092)	—
Balance at March 31, 2024	3,100	—
Change in fair value	3,404	3,278
Settlement of contingent consideration	(6,504)	(3,278)
Balance at September 30, 2024	$—	$—

8. Accounts Receivable

Accounts receivable at  September 30, 2024 and  March 31, 2024 consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Accounts receivable (billed)	35,536	$20,175
Accounts receivable (unbilled)	4,523	6,150
Accounts receivable	$40,059	$26,325

9. Inventory

Inventory, net of reserves, at  September 30, 2024 and  March 31, 2024 consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Raw materials	$37,336	$20,622
Work-in-process	23,819	14,872
Finished goods	4,877	3,840
Deferred program costs	4,848	2,523
Net inventory	$70,880	$41,857

The Company recorded inventory write-downs of $0.3 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded inventory write-downs of $0.8 million and $1.1 million for the six months ended September 30, 2024 and 2023, respectively. These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  September 30, 2024 and  March 31, 2024 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

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

The Company recorded a $3.3 million receivable in prepaid expenses and other current assets and a benefit of $1.8 million to cost of revenues, $0.8 million to selling, general, and administrative and $0.7 million to research and development in the fiscal year ended March 31, 2023 for the ERC that was expected to be received based on the amended filings. During the year ended March 31, 2024, the Company received $3.0 million for the initial claims that were processed. During the six months ended September 30, 2024, the Company did not receive any cash for the remaining $0.3 million balance of initial claims that were processed. The remaining balance is expected to be received during the remainder of fiscal 2024.

11. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  September 30, 2024 and  March 31, 2024 are as follows (in thousands):

	September 30, 2024	March 31, 2024
Land	$22,650	$980
Construction in progress – equipment	851	226
Buildings	7,445	5,416
Equipment and software	47,766	44,095
Furniture and fixtures	1,635	1,526
Leasehold improvements	7,813	6,990
Property, plant and equipment, gross	88,160	59,233
Less accumulated depreciation	(49,395)	(48,372)
Property, plant and equipment, net	$38,765	$10,861

Depreciation expense was $0.8 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $1.4 million and $1.2 million for the six months ended September 30, 2024 and 2023, respectively. The increase in land relates to the property added as part of the Megatran Acquisition.

12. Equity-Method Investments

Investment in NWL Pacific Inc. Co., LTD

The Company has a 50% ownership in NWL Pacific Inc. Co., LTD ("NWL Pacific"). The investment represents the Company's interest in NWL Pacific. The investment is a joint venture in South Korea established on May 12, 1998.

The Company treats the equity investment in the condensed consolidated financial statements under the equity method. Equity method investments are equity securities in entities the Company does not control but over which it has the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss, less distributions received. As of  September 30, 2024 the Company did not have material accounts receivable nor accounts payable balances with NWL Pacific.

The tables below present the summarized financial information from the date of acquisition through September 30, 2024, as provided to the Company by the investee, for the unconsolidated company (in thousands):

2024
Net Revenue	$857
Gross Profit	308
Income from operation	157
Net income	$148

13. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  September 30, 2024 and  March 31, 2024 consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Accounts payable	$3,831	$4,476
Accrued inventories in-transit	2,587	539
Accrued other miscellaneous expenses	3,983	2,366
Accrued contract loss	97	97
Advanced deposits	1,540	2,270
Accrued compensation	8,293	10,326
Income taxes payable	220	346
Accrued product warranty	3,110	2,363
Accrued commissions	1,497	1,452
Total	$25,158	$24,235

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$2,542	$1,926	$2,363	$2,638
Acquired warranty obligations	637	—	637	—
Provisions for warranties during the period	298	644	774	852
Settlements during the period	(367)	(678)	(664)	(1,598)
Balance at end of period	$3,110	$1,892	$3,110	$1,892

14. Income Taxes

The Company recorded income tax benefit of $5.0 million and $4.8 million in the three and six months ended September 30, 2024, respectively, and income tax expense of $0.1 million and $0.2 million in the three and six months ended September 30, 2023, respectively.

As a result of a difference in book and tax basis related to the intangible assets acquired in the Acquisition (see Note 2, "Acquisition"), the Company recorded a deferred tax liability of $6.4 million. As a result, the Company was able to benefit from additional deferred tax assets and therefore released a corresponding valuation allowance of $5.2 million during the three months ended  September 30, 2024. The purchase price allocation is preliminary and has not been finalized as the analysis on the assets and liabilities acquired, primarily the tax related liability,  may require further adjustments to the Company's purchase accounting that could result in measurement period adjustments that would impact the Company's reported net assets and goodwill as of  August 1, 2024. Material changes, if any, to the preliminary allocation summarized in Note 2, "Acquisition" will be reported once the related uncertainties are resolved, but no later than  August 1, 2025.  Goodwill recognized in the Acquisition, is not deductible for tax purposes.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company re-evaluates these uncertain tax positions on a quarterly basis. The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company did not identify any uncertain tax positions in the six months ended  September 30, 2024 and did not have any gross unrecognized tax benefits as of September 30, 2024.

15. Contingent Consideration

NEPSI Contingent Considerations

On October 1, 2020 (the "NEPSI Acquisition Date"), the Company entered into a Stock Purchase Agreement (the "NEPSI Stock Purchase Agreement") with the selling stockholders named therein. Pursuant to the terms of the NEPSI Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding (i) shares of capital stock of NEPSI, and (ii) membership interests of Northeast Power Realty, LLC, a New York limited liability company, which holds the real property that serves as NEPSI's headquarters (the "NEPSI Acquisition"). NEPSI is a U.S.-based global provider of medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems. NEPSI is a wholly-owned subsidiary of the Company and is operated by its Grid business unit. The purchase price was $26.0 million in cash and 873,657 restricted shares of common stock of the Company. As part of the transaction, the selling stockholders were entitled to  receive up to an additional 1,000,000 shares of common stock of the Company upon the achievement of certain specified revenue objectives during varying periods of up to four years following closing of the NEPSI Acquisition. During the year ended March 31, 2024, the Company issued 399,999 shares of common stock and cash in lieu of a fractional share of common stock, related to the achievement of specified revenue objectives in connection with the NEPSI Acquisition. NEPSI recognized revenues in excess of $120.0 million during the four years after the NEPSI Acquisition Date. As a result, during the quarter ended September 30, 2024, the Company issued 300,000 shares of common stock of the Company to the selling stockholders, following certification of the achievement of the specified earnout revenue objective. As of September 30, 2024, the Company has settled all outstanding contingent consideration under the NEPSI Stock Purchase Agreement.

The Company evaluated the NEPSI Acquisition earnout payment set forth in the NEPSI Stock Purchase Agreement, which was expected to require settlement in the Company's common stock, and determined the contingent consideration qualified for liability classification and derivative treatment under ASC 815, Derivatives and Hedging. As a result, for each period, the fair value of the contingent consideration was remeasured and the resulting gain or loss was recognized in operating expenses until the share amount is fixed.

Megatran Contingent Consideration

On  August 1, 2024, the Company entered into a Stock Purchase Agreement with the selling stockholders of Megatran named therein. Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding shares of Megatran for aggregate consideration in an amount equal to $61.4 million which consideration amount was subject to various adjustments set forth in the Stock Purchase Agreement. The value of the contingent consideration to make the sellers whole was determined to be de minimus at the time of the Acquisition. On September 23, 2024, the Company paid $3.3 million to the selling stockholders, which was calculated based on the agreed upon formula set forth in the Stock Purchase Agreement. This amount is reflected as the change in fair value of this contingent consideration in the three and six months ended September 30, 2024. As of September 30, 2024, there are no remaining obligations to the selling stockholders of Megatran. In the three and six months ended September 30, 2024 the Company completed the payment of $3.3 million to selling stockholders of Megatran to settle the remaining obligations of the acquisition.

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

During the three and six months ended  September 30, 2024 the Company issued 300,000 shares of common stock related to the achievement of specified revenue objectives at a fair value of $6.5 million. The Company recorded a gain resulting from the decrease in fair value of $0.5 million and a loss of $3.4 million resulting from the increases in the fair value of the contingent consideration in the three and six months ended  September 30, 2024, respectively. The Company recorded losses of $0.9 million and $2.2 million resulting from the increases in the fair value of the contingent consideration in the three and six months ended  September 30, 2023, respectively.

16. Debt

  As part of the acquisition of Neeltran, the Company identified four equipment financing agreements that Neeltran had entered into prior to the acquisition of Neeltran on May 6, 2021. The Company did not have a current debt balance as of  September 30, 2024 and had a balance of less than $0.1 million as of  March 31, 2024.

17. Leases

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

Finance Leases

As of September 30, 2024, the right-of-use asset related to the finance lease is fully amortized, and is included in the property and equipment, net on the Company's condensed consolidated balance sheet.

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

Supplemental balance sheet information related to leases at  September 30, 2024, and  March 31, 2024 are as follows (in thousands):

	September 30, 2024	March 31, 2024
Leases:
Right-of-use assets – Operating	$3,744	$2,557
Total right-of-use assets	3,744	2,557

Lease liabilities – ST Operating	$555	$716
Lease liabilities – LT Operating	2,814	1,968
Total lease liabilities	$3,369	$2,684

Weighted-average remaining lease term	5.33	3.49
Weighted-average discount rate	14.84%	9.83%

The costs related to the Company's finance lease are not material. The costs related to the Company's operating leases for the three and six months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2024	September 30, 2024
Operating Leases:
Operating lease costs – fixed	$336	$645
Operating lease costs – variable	45	91
Short-term lease costs	39	78
Total lease costs	$420	$814

	Three Months Ended	Six Months Ended
	September 30, 2023	September 30, 2023
Operating Leases:
Operating lease costs – fixed	$255	$514
Operating lease costs – variable	40	79
Short-term lease costs	37	74
Total lease costs	$332	$667

The Company’s estimated minimum future lease obligations under the Company's leases are as follows (in thousands):

Leases
Year ending March 31,
2025	$321
2026	1,113
2027	1,164
2028	805
2029	385
Thereafter	1,497
Total minimum lease payments	5,285
Less: interest	(1,916)
Present value of lease liabilities	$3,369

18. Commitments and Contingencies

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

As of September 30, 2024, the Company had $1.5 million of restricted cash included in long-term assets and $1.2 million of restricted cash included in current assets. As of March 31, 2024, the Company had $1.3 million of restricted cash included in long term assets and $0.5 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects or collateral deposits. These deposits are held in interest bearing accounts.

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

The operating results for the two business segments are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Grid	$46,936	$28,515	$79,272	$54,251
Wind	7,535	5,489	15,489	10,007
Total	$54,471	$34,004	$94,761	$64,258

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating income (loss):
Grid	$2,336	$(679)	$3,195	$(2,649)
Wind	516	252	1,515	(398)
Unallocated corporate expenses	(3,605)	(1,942)	(8,753)	(4,655)
Total	$(753)	$(2,369)	$(4,043)	$(7,702)

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

Unallocated corporate expenses consisted of net losses resulting from activity relating to both the NEPSI earnout and the Megatran make whole payment which resulted in $2.8 million and $6.7 million in increases in the fair value of contingent consideration in the three and six months ended  September 30, 2024, respectively. Unallocated corporate expenses consisted of a loss on contingent consideration of $0.9 million and $2.2 million in the three and six months ended  September 30, 2023, respectively. Additionally, unallocated corporate expenses consisted of stock-based compensation expense of $0.8 million and $2.1 million in the three and six months ended  September 30, 2024, respectively, and $1.1 million and $2.5 million in the three and six months ended  September 30, 2023, respectively.

Total assets for the two business segments as of  September 30, 2024 and  March 31, 2024, are as follows (in thousands):

	September 30, 2024	March 31, 2024
Grid	$212,985	$125,878
Wind	11,475	14,733
Corporate assets	73,988	92,160
Total	$298,448	$232,771

20. Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Following the release of ASU 2023-07 in November 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of September 30, 2024, the Company is evaluating the impact on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of September 30, 2024, the Company is evaluating the impact on its condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date will be annual reporting periods beginning after December 15, 2024. As of September 30, 2024, the Company is evaluating the impact on its condensed consolidated financial statements.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our prospective results of operations or financial position, the benefits from our acquisition of Megatran Industries, Inc. ("Megatran") together with its wholly-owned subsidiaries and affiliates , changes in macroeconomic and market conditions, including inflationary pressure and impacts from sourcing, production disruption, material delays and global supply chain disruptions and adoption of accounting changes may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: We have a history of operating losses, which may continue in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; We have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; Changes in exchange rates could adversely affect our results of operations; We may be required to issue performance bonds or provide letters of credit, which restricts our ability to access any cash used as collateral for the bonds or letters of credit; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We may not realize all of the sales expected from our backlog of orders and contracts; Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit; Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity and overall business; Pandemics, epidemics or other public health crises may adversely impact our business, financial condition and results of operations; We rely upon third-party suppliers for the components and subassemblies of many of our Grid and Wind products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Uncertainty surrounding our prospects and financial condition may have an adverse effect on our customer and supplier relationship; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; A significant portion of our Wind segment revenues are derived from a single customer. If this customer’s business is negatively affected, it could adversely impact our business; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Our business and operations would be adversely impacted in the event of a failure or security breach of our or any critical third parties' information technology infrastructure and networks; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; If we fail to implement our business strategy successfully, our financial performance could be harmed; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success marketing and selling our superconductor products and system-level solutions, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow; We or third parties on whom we depend may be adversely affected by natural disasters, including events resulting from climate change, and our business continuity and disaster recovery plans may not adequately protect us or our value chain from such events; Adverse changes in domestic and global economic conditions could adversely affect our operating results; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Our products face competition, which could limit our ability to acquire or retain customers; We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in India’s political, social, regulatory and economic environment may affect our financial performance; Our success depends upon the commercial adoption of the REG system, which is currently limited, and a widespread commercial market for our products may not develop; Industry consolidation could result in more powerful competitors and fewer customers; Increasing focus and scrutiny on environmental sustainability and social initiatives could increase our costs, and inaction could harm our reputation and adversely impact our financial results; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy: Lower prices for other energy sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful or long-term protection for our technology, which could result in us losing some or all of our market position; There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; Our common stock has experienced, and may continue to experience, market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention; Unfavorable results of legal proceedings could have a material adverse effect on our business, operating results and financial condition; and the other important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2024, and our other reports filed with the SEC. These important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management's estimates as of the date of this press release. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

On August 1, 2024, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the selling stockholders named therein. Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding shares of Megatran, for aggregate consideration in an amount equal to $61.4 million, as may be adjusted pursuant to the Stock Purchase Agreement (the “Purchase Price”), including a cash payment after closing of $5.0 million, as adjusted pursuant to Sections 5.6(c), (d), and (f) of the Stock Purchase Agreement (the “Additional Cash Purchase Price”). At closing, we paid to Megatran's selling stockholders $25.0 million in cash on hand, and 1,297,600 restricted shares of our common stock. On September 23, 2024, the Company paid the Additional Cash Purchase Price to the selling stockholders, which was calculated based on the agreed upon formula set forth in the Stock Purchase Agreement, in the amount of $8.3 million. Megatran's wholly-owned subsidiary, NWL, Inc. ("NWL"), is a U.S.-based global provider of engineered power conversion solutions for demanding industrial and military applications.  As a result of this transaction, Megatran became a wholly-owned subsidiary and is operated by our Grid business unit.

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

Equity Method Investments

We treat the equity investment in the condensed consolidated financial statements under the equity method. Equity method investments are equity securities in entities we do not control but over which we have the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss, less distributions received. Other than those noted here, there were no significant changes in the critical accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Results of Operations

Three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023

Revenues

Total revenues increased 60% to $54.5 million for the three months ended September 30, 2024 and total revenues increased 47% to $94.8 million for the six months ended September 30, 2024, compared to $34.0 million and $64.3 million for the three and six months ended September 30, 2023, respectively. Our revenues are summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Grid	$46,936	$28,515	$79,272	$54,251
Wind	7,535	5,489	15,489	10,007
Total	$54,471	$34,004	$94,761	$64,258

Our Grid business unit accounted for 86% and 84% of total revenues for the three and six months ended September 30, 2024, respectively, compared to 84% for each of the three and six months ended September 30, 2023. Our Grid business unit revenues increased 65% to $46.9 million in the three months ended September 30, 2024, from $28.5 million in the three months ended September 30, 2023. Our Grid business unit revenues increased 46% to $79.3 million in the six months ended September 30, 2024, from $54.3 million in the six months ended September 30, 2023. The increase in the Grid business unit revenues in the three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023 was primarily driven by the acquisition of Megatran and increased shipments of new energy power systems than in the prior year periods.

Our Wind business unit accounted for 14% and 16% of total revenues for the three and six months ended September 30, 2024, respectively, compared to 16% for each of the three and six months ended September 30, 2023. Revenues in the Wind business unit increased 37% and 55% to $7.5 million and $15.5 million in the three and six months ended September 30, 2024, respectively, from $5.5 million and $10.0 million in the three and six months ended September 30, 2023, respectively. The increase during the three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023, was driven by additional shipments of electrical control systems ("ECS") at increased prices.

Cost of Revenues and Gross Margin

Cost of revenues increased by 53% to $38.9 million for the three months ended September 30, 2024, compared to $25.4 million for the three months ended September 30, 2023. Cost of revenues increased by 35% to $66.9 million for the six months ended September 30, 2024, compared to $49.4 million for the six months ended September 30, 2023. Gross margin was 29% and 29% for the three and six months ended September 30, 2024, respectively, compared to 25% and 23% for the three and six months ended September 30, 2023, respectively. Cost of revenues includes total amortization expense of $0.2 million in the three months ended September 30, 2024, as a result of the Megatran acquired backlog intangible assets. In addition, a fair value purchase adjustment of approximately $0.7 million for the step-up basis assigned to acquired inventory, to properly reflect the fair value in purchase accounting. Of this adjustment, $0.3 million was charged to cost of revenues in the three months ended September 30, 2024, when the inventory sold. The increase in gross margin in the three and six months ended September 30, 2024 was due to higher revenues, a favorable product mix and favorable impacts across the business due to pricing increases across our product lines.

Operating Expenses

Research and development

Research and development ("R&D") expenses increased 61% and 41% in the three and six months ended September 30, 2024, respectively, to $2.6 million and $4.9 million from $1.6 million and $3.5 million in the three and six months ended September 30, 2023, respectively. The increase was driven primarily by higher overall compensation expense and additional supplies and materials.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses increased 32% and 23% in the three and six months ended September 30, 2024, respectively, to $10.5 million and $19.4 million from $7.9 million and $15.8 million in the three and six months ended September 30, 2023, respectively. The increase in SG&A expense in the three and six months ended September 30, 2024, respectively, was due to higher overall compensation expense and higher acquisition costs.

Amortization of acquisition related intangibles

We recorded amortization expense related to our core technology and know-how, customer relationships, and other intangible assets of $0.4 million and $0.8 million in the three and six months ended September 30, 2024, respectively, and $0.5 million and $1.1 million in the three and six months ended September 30, 2023, respectively. The decrease in amortization expense is a result of using the economic consumption method as the basis to amortize the acquired customer relationship intangible assets from Northeast Power Systems, Inc. ("NEPSI") and Neeltran.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the acquisition of NEPSI resulted in a gain of $0.5 million from a decrease in fair value and a loss of $3.4 million resulting from an increase in fair value in the three and six months ended September 30, 2024, respectively. During the three and six months ended September 30, 2024, we issued 300,000 shares of common stock of the Company to the selling stockholders following certification of the achievement of specified earnout revenue objectives. We recorded the above noted changes, compared to losses of $0.9 million and $2.2 million in the three and six months ended September 30, 2023, respectively. We also recorded a $3.3 million payment relating to the Megatran acquisition, as a payment to settle the remaining obligations after the acquisition. The value of this contingent consideration was de minimus at the Acquisition Date and the resulting change in fair value was recorded during the three and six months ended September 30, 2024

.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating income (loss):
Grid	$2,336	$(679)	$3,195	$(2,649)
Wind	516	252	1,515	(398)
Unallocated corporate expenses	(3,605)	(1,942)	(8,753)	(4,655)
Total	$(753)	$(2,369)	$(4,043)	$(7,702)

Our Grid business segment generated operating income of $2.3 million and $3.2 million in the three and six months ended September 30, 2024, respectively, compared to operating losses of $0.7 million and $2.6 million in the three and six months ended September 30, 2023, respectively. The increase in the Grid business unit operating income in the three and six months ended September 30, 2024 was due to higher revenues and gross margins in part due to a favorable product mix.

Our Wind business segment generated operating income of $0.5 million and $1.5 million in the three and six months ended September 30, 2024, respectively, compared to operating income of $0.3 million and operating loss of $0.4 million in the three and six months ended September 30, 2023, respectively. The improvement in the Wind business unit operating income in the three and six months ended September 30, 2024 was due to higher revenues and gross margins from increased sales of ECS units.

Unallocated corporate expenses included net losses on contingent consideration of $2.8 million and $6.7 million in the three and six months ended September 30, 2024, respectively, and net losses of $0.9 million and $2.2 million in the three and six months ended September 30, 2023, respectively. Additionally, unallocated corporate expenses consisted of stock-based compensation expense of $0.8 million and $2.1 million in the three and six months ended September 30, 2024, respectively, and $1.1 million and $2.5 million in the three and six months ended September 30, 2023, respectively.

Interest income, net

Interest income, net, was $1.0 million and $2.1 million in the three and six months ended September 30, 2024, respectively, compared to $0.2 million and $0.4 million in the three and six months ended September 30, 2023, respectively. The increase in interest income, net, in the three and six months ended September 30, 2024 was due to higher cash balances.

Other expense, net

Other expense, net, was $0.3 million and $0.5 million in the three and six months ended September 30, 2024, respectively, compared to $0.2 million and $0.3 million in the three and six months ended September 30, 2023, respectively. The increase in other expense, net, during the three and six months ended September 30, 2024, compared to the three and six months ended September 30, 2023, was driven by the impacts of unfavorable fluctuations in foreign currencies during the periods.

 Income Taxes

Income tax benefit was $5.0 million and $4.8 million in the three and six months ended September 30, 2024, respectively. Income tax expense was $0.1 million and $0.2 million in the three and six months ended September 30, 2023, respectively. The improvement in income tax benefit was a result of the release of the valuation allowance due to the recording of the deferred tax liability from the acquisition of Megatran.

Net income (loss)

Net income was $4.9 million and $2.4 million in the three and six months ended September 30, 2024, respectively, compared to net losses of $2.5 million and $7.9 million in the three and six months ended September 30, 2023, respectively. The improvement in net loss was driven primarily by deferred tax liability recorded as a result of the Megatran acquisition as well as increased revenues and gross margins.

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

We define non-GAAP net income (loss) as net income (loss) before stock-based compensation, acquisition costs, amortization of acquisition-related intangibles, change in fair value of contingent consideration, and other non-cash or unusual charges. We believe non-GAAP net income (loss) assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net income (loss) as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net income (loss) is set forth in the table below (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$4,887	$(2,485)	$2,363	$(7,883)
Stock-based compensation	843	1,111	2,072	2,468
Acquisition costs	850	—	1,080	—
Amortization of acquisition-related intangibles	608	538	1,020	1,082
Change in fair value of contingent consideration	2,762	850	6,682	2,200
Non-GAAP net income (loss)	$9,950	$14	$13,217	$(2,133)

Non-GAAP net income (loss) per share - basic	$0.27	$-	$0.36	$(0.07)
Non-GAAP net income (loss) per share - diluted	$0.27	$-	$0.36	$(0.07)
Weighted average shares outstanding - basic	36,952	28,828	36,317	28,545
Weighted average shares outstanding - diluted	37,499	28,828	36,951	28,545

We incurred non-GAAP net income of $10.0 million and $13.2 million, or $0.27 and $0.36 per share, for the three and six months ended September 30, 2024, respectively, compared to a non-GAAP net income of less than $0.1 million and a non-GAAP net loss of $2.1 million, or $0.00 and $0.07 per share, for the three and six months ended September 30, 2023, respectively. The improvement in the non-GAAP net income (loss) for the three and six months ended September 30, 2024 was due to a lower operating loss driven by higher revenues and gross margins. In the three months ended June 30, 2024, we excluded acquisition costs from the reconciliation of GAAP to non-GAAP net income (loss) as there was no definitive agreement with respect to the acquisition of Megatran as of June 30, 2024.

Liquidity and Capital Resources

We have experienced recurring operating losses and, as of September 30, 2024, had an accumulated deficit of $1,064.3 million.

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

In January 2024, we filed a shelf registration statement on Form S-3 that will expire three years from the date on which it was declared effective, March 15, 2027 (the “First Form S-3”). The First Form S-3 allows us to offer and sell from time-to-time up to $250 million of common stock, debt securities, warrants or units comprised of any combination of these securities. The First Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions, in order to fund our future capital needs. The terms of any future offering under the First Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

On February 14, 2024, we completed a public offering of 6,210,000 shares of our common stock at a price of $11.25 per share under our then-existing Registration Statement on Form S-3. We received net proceeds of approximately $65.2 million after deducting underwriting discounts and commissions and offering expenses.

As described above, on August 1, 2024, we acquired all of the issued and outstanding shares of Megatran, for aggregate consideration in an amount equal to $61.4 million (the “Purchase Price”), which consideration amount was subject to various adjustments set forth in the Stock Purchase Agreement (including those described below) and consisted of: (a) (i) $25.0 million, minus (ii) the Indebtedness (as defined in the Stock Purchase Agreement) outstanding as of immediately prior to the closing, minus (iii) Company Expenses (as defined in the Stock Purchase Agreement) (collectively, the “Cash Purchase Price”); (b) a number of restricted shares (rounded up or down to the nearest whole share, as applicable) (the “Company Shares”) of our common stock equal to the quotient obtained by dividing (x) $31.4 million by (y) the closing price per share of Common Stock on the Nasdaq Global Select Market on the last trading day immediately preceding August 1, 2024; and (c) an additional cash payment equal to $5.0 million, as adjusted pursuant to Sections 5.6(c), (d), and (f) of the Stock Purchase Agreement. Megatran is now a wholly-owned subsidiary of the Company and, together with its wholly-owned subsidiaries and affiliates, is operated and reported as a component of its Grid business unit. On September 23, 2024, the Company paid the Additional Cash Purchase Price to the selling stockholders, which was calculated based on the agreed upon formula, in the amount of $8.3 million.

In August 2024, we filed an automatically-effective shelf registration statement on Form S-3 that will expire no later than August 12, 2027 (the “Second Form S-3”). The Second Form S-3 allows us to offer and sell from time-to-time common stock, debt securities, warrants or units comprised of any combination of these securities and allows certain selling stockholders to offer and sell from time-to-time common stock. The Second Form S-3 is intended to assist the selling stockholders in the resale of their common stock and to provide us flexibility to conduct registered sales of its securities, subject to market conditions, in order to fund our future capital needs. The terms of any future offering under the Second Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

As of September 30, 2024, we had cash, cash equivalents and restricted cash of $74.8 million, compared to $92.3 million as of March 31, 2024, a decrease of $17.5 million. As of September 30, 2024, we had $3.9 million in cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	September 30, 2024	March 31, 2024
Cash and cash equivalents	$72,131	$90,522
Restricted cash	2,655	1,758
Total cash, cash equivalents, and restricted cash	$74,786	$92,280

For the six months ended September 30, 2024, net cash provided by operating activities was $16.1 million, compared to cash used in operations of $1.3 million for the six months ended September 30, 2023. The increase in cash flows provided by operating activities in the six months ended September 30, 2024 was due primarily to increased net income, increased deferred revenue, decrease in cash spent on accounts payable and accrued expenses, and a decrease in inventory purchases, and change in fair value of contingent consideration, offset by cash spent on prepaid expenses, deferred income taxes, decreased accounts receivable, and a decrease in operating leases.

For the six months ended September 30, 2024, net cash used in investing activities was $33.5 million, compared to $0.4 million for the six months ended September 30, 2023. The increase in net cash used in investing activities was primarily due to cash paid for the acquisition of Megatran.

For the six months ended September 30, 2024, net cash used in financing activities was $0.1 million compared to net cash provided by financing activities of $0.1 million for the six months ended September 30, 2023. The decrease was due to the repurchase of common stock in connection with employee tax obligations upon the vesting of stock awards, offset by proceeds related to ESPP.

As of September 30, 2024, we had $1.5 million of restricted cash included in long-term assets and $1.2 million of restricted cash included in current assets. At March 31, 2024, we had $1.3 million of restricted cash included in long-term assets and $0.5 million of restricted cash in current assets. These amounts included in restricted cash primarily represent collateral deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of September 30, 2024, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 15, "Contingent Consideration," Note 16, "Debt," Note 17, "Leases" and Note 18, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Following the release of ASU 2023-07 in November 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of September 30, 2024, we are evaluating the impact on our condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of September 30, 2024, we are evaluating the impact on our condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date will be annual reporting periods beginning after December 15, 2024. As of September 30, 2024, we are evaluating the impact on our condensed consolidated financial statements.

We do not believe that, outside of those disclosed here, there are any other recently issued accounting pronouncements that will have a material impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 29, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended September 30, 2024 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2024 - July 31, 2024	—	—	—
August 1, 2024 - August 31, 2024	—	—	—
September 1, 2024 - September 30, 2024	—	—	—
Total	—	—	—

(a) During the three months ended September 30, 2024, we did not purchase shares in connection with our stock-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Stock Purchase Agreement, dated August 1, 2024, by and among the Company, the Selling Stockholders, Megatran and James David Seitz, an individual, solely in his capacity as the stockholder representative thereunder.	8-K	000-19672	10.1	August 5, 2024
10.2	2022 Stock Incentive Plan, as Amended and Restated.	8-K	000-19672	10.1	August 5, 2024
10.3	Amended and Restated 2007 Director Stock Plan, as Amended.	8-K	000-19672	10.2	August 5, 2024
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and March 31, 2024 (ii) Statements of Operations for the three and six months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

		By:	/s/ John W. Kosiba, Jr.
Date:	October 30, 2024		John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)