Form 10-K
period 2025-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2025-05-21
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2024, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($23.60 per share) was $888.1 million.

Number of shares outstanding of the registrant’s Common Stock, as of May 16, 2025 was 39,502,666.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on July 25, 2025, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

AMERICAN SUPERCONDUCTOR CORPORATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our addressable markets, our competitive position, macroeconomic conditions and their anticipated effect on our business, the benefits of our acquisitions, financial results and financial condition,  expectations for when our products become operational, capabilities and potential uses of our products, steps taken to enhance liquidity, or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include the important factors discussed under the caption “Risk Factors” in Part 1. Item 1A of this Form 10-K for the fiscal year ended March 31, 2025, which among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

American Superconductor®, Amperium®, AMSC®, D-VAR®, PowerModule™, D-VAR VVO®, PQ-IVR®, SeaTitan®, Gridtec™ Solutions, Windtec™ Solutions, Smarter, Cleaner...Better Energy™, orchestrate the rhythm and harmony of power on the grid™, actiVAR®, armorVAR™, NEPSI™, Neeltran® and SafetyLOCK™ are trademarks or registered trademarks of American Superconductor Corporation or our subsidiaries. We reserve all of our rights with respect to our trademarks or registered trademarks regardless of whether they are so designated in this Annual Report on Form 10-K by an ® or ™ symbol. All other brand names, product names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

The Company no longer qualifies as a smaller reporting company, but is relying on applicable exemptions from disclosure as a former smaller reporting company for the fiscal year ended March 31, 2025.

PART I

Item 1.	BUSINESS

Overview

American Superconductor Corporation (together with its subsidiaries, “AMSC®” or the “Company”) was founded on April 9, 1987. At AMSC, we believe that our creativity can meet today’s challenges and help us progress to a better future. That means using future-facing technologies to harmonize the world’s desire for sustainable progress with the need for more reliable, effective and efficient power delivery. Already, our transformative power solutions are moving the world forward.

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

Right now, we are powering the evolution of a grid that is fit for the future: a more reliable and resilient grid built to support and incorporate a broad mix of energy sources. Our pioneering products, software and control solutions are creating more cost-effective and efficient ways to deliver power across a mix of energy sources to ensure a reliable grid that meets the rising demand of power and supports critical infrastructure. This exciting energy future also depends on computer chips, batteries and fuel cells that are built from silicon, lithium and carbon. All of these building blocks must be mined, processed and assembled. Industrial manufacturers of these essential materials as well as semiconductor manufacturers must be able to power their factories in ways that scale without adding complexity or size. Our voltage compensators, capacitors, transformers and rectifiers can power the energy-intensive factories of the future while reducing the risk of costly power interruptions that could hinder this journey to a better future.

What's more, in an age of increasing global tensions, we are helping to move U.S. Navy and Royal Canadian Navy ships into the future by installing protection systems that help them stay hidden from our enemies. We help protect and expand the capability of the Navies' surface fleet with advanced superconductor-based systems that provide superior performance advantages to the traditional methods of mine field protection. We see the nascent business serving the Navies as an extension of what we do with our Grid business – this ship is a microcosm of the grid. Our products help manage power with a purpose.

In the wind power market, we enable manufacturers to field highly competitive wind turbines through our advanced power electronics and control system products, engineering, and support services. Our power grid and wind products and services provide exceptional reliability, security, efficiency, and affordability to our customers.

Our power system solutions help to improve energy efficiency, alleviate power capacity and other constraints, improve system resiliency, and increase the adoption of renewable energy generation. Demand for our solutions is driven by: the growing needs for modernized grids that improve power reliability, security, and quality, the U.S. Navy’s effort to upgrade in-board power systems to support fleet electrification, and the need for increased renewable sources of electricity, such as wind and solar energy. Concerns about these factors have led to increased spending by corporations and the military, as well as supportive government regulations and initiatives on local, state and national levels, including renewable portfolio standards, tax incentives, and international treaties. We estimate that the total annual addressable global market for our products and solutions is over $9 billion as of the fiscal year ended March 31, 2025.

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

On August 1, 2024, we entered into a Stock Purchase Agreement with the selling stockholders named therein. Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, we acquired all of the issued and outstanding shares of Megatran Industries, Inc. Megatran is now a wholly-owned subsidiary of the Company. Megatran's, wholly-owned subsidiary, NWL, Inc., ("NWL") is a U.S.-based global producer of engineered power conversion solutions for demanding industrial and military applications. Megatran, together with NWL and its other wholly-owned subsidiaries and affiliates, is operated and reported as a component of its Grid business segment. We refer to this transaction as the "acquisition of NWL".

Market opportunities

We provide solutions that address four key drivers of our business:

•	the global demand for renewable and traditional energy;

•	the global demand for critical materials for the electrification of transportation and industrial modernization;

•	the global demand for semiconductors, driven by the electrification of everything; and

•	the electrification of Naval fleets to enhance capability.

This all requires an electric grid that is fit for the future.

The Global Demand for Renewables:

We design wind turbines and provide electrical control systems for inside the turbine that control the wind turbine’s voltage, current, frequency, pitch and yaw. At the substation level, we provide interconnection solutions that allow wind farms to meet utility’s grid code requirements for voltage, power factor and dynamic performance of the plant during unforeseen system disturbances, by utilizing our dynamic voltage management solutions as well as our static voltage management solutions and harmonic filters. We provide field service and spare parts to our global installed base of over 18 Gigawatts ("GW").

The Global Demand for Critical Materials for the Electrification of Transportation and Industrial Modernization:

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

•	Marine protection systems. We sell advanced degaussing systems to the U.S. Navy and the Royal Canadian Navy. Degaussing systems reduce a naval ship's magnetic signature, making it much more difficult for a mine to detect and damage a ship. Our degaussing system is comprised of much smaller, lighter and higher performing HTS cable coils eliminating an estimated 50-80% of the system weight and reducing overall energy consumption versus copper-based degaussing systems.

•	Solar Power. Our solutions enable the grid to handle more distributed generation in the form of rooftop solar. Our products are designed to allow the existing grid to handle more renewable capacity.

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

•

Turnkey systems. We have developed full system solutions that we sell directly to customers.  This business model leverages our applications expertise, drives value beyond our power electronic and our superconductor-based products, and enables us to recognize revenue and take ownership over the marketing and sales of the full systems. Industrial manufacturers of these essential materials must be able to power their factories in ways that scale without adding complexity or size.

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

•

Product innovation. We have a strong record of developing unique solutions for megawatt-scale power applications and intend to continue our focus on investing in innovation. Recently, our product development efforts have included our Resilient Electric Grid ("REG") system for the transmission electricity grid, SPS for the U.S. Navy and the Royal Canadian Navy, and D-VAR Volt Var Optimization (“VVO”) for the distribution electricity grid.

•	Provide resiliency and protection capabilities. Our products provide resiliency and protection capabilities that support an evolving power grid and protect the navy fleet from rising global threats.

•	Pursue Emerging Overseas Markets and Serve Key Markets Locally. We focus our sales efforts on overseas markets that are investing aggressively in renewable energy and power grid projects. As part of our strategy, we serve our key target markets with local sales and field service personnel, which enables us to understand market dynamics and more effectively anticipate customer needs while also reducing response time. We currently serve target markets such as Australia, Canada, Chile, France, India, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Taiwan, the United Kingdom, and the United States.

Grid market overview

Modernizing the global electric grid is widely recognized as essential to maintaining reliability and meeting emerging challenges. These include the increasing frequency of severe weather events, physical and cybersecurity threats, the rapid expansion of renewable energy—both utility-scale and distributed—and the rise of new customer load types. As electric distribution networks become more complex with the integration of distributed energy resources, automation, and bidirectional power flows, there is a critical need for more accurate, dynamic, and resilient grid systems. Additionally, the rapid growth of data centers, projected to more than double global electricity demand by 2026, presents additional grid planning challenges. Available data further indicate that the existing U.S. electrical grid has been stressed by U.S. wind power generation increasing from 6 GW in 2003 to more than 156 GW in 2024, and photovoltaics ("PV") power generation increasing from almost zero in 2003 to approximately 223 GW as of the end of 2024.

The U.S. electric grid is under increasing strain due to a combination of factors: the aging infrastructure, with 70% of transmission lines over 25 years old, the surge in electricity demand driven by data centers, artificial intelligence, and the electrification of transportation, and the rising frequency of extreme weather events exacerbated by climate change. These challenges are compounded by delays in connecting new renewable energy sources to the grid, threatening the stability and reliability of the nation's power supply. These factors, along with the essential role the grid plays in economic resilience, public safety, and national security, have prompted widespread recognition of the urgent need to modernize and fortify the reliability, flexibility, and security of the electric grid.

The Trump administration’s energy policy—focused on boosting domestic energy production, revitalizing U.S. manufacturing, and strengthening military readiness—presents potential opportunities for AMSC’s power systems and naval solutions. The push for traditional power production is fueling industrial growth, which in turn increases demand for a high-performing power grid. This shift has major implications for power quality, capacity and reliability, especially as an aging infrastructure is pushed to meet new demands from energy-intensive sectors like artificial intelligence, cloud computing, and semiconductor manufacturing.

In April 2025, the administration issued an executive order titled "Strengthening the Reliability and Security of the United States Electric Grid," invoking emergency authority to address increasing electricity demand and capacity constraints. This directive empowers the Department of Energy ("DOE") to utilize all available power generation resources to ensure the reliable delivery of electricity, especially in response to the growth of technology-driven sectors. Our Grid product solutions, including capacitor banks, harmonic filters, and STATCOMs, are well-positioned to support power quality in energy-intensive industries such as artificial intelligence, data centers, steel, automotive, chemicals, and semiconductors, among others.

At the same time, the administration's focus on revitalizing U.S. manufacturing is expected to increase advanced manufacturing in the United States. Our Grid products are designed to ensure uptime, maximize throughput, and enhance power quality in distribution networks affected by industrial loads. We are well positioned to help power facilities in ways that scale without adding complexity or size and see this as a potentially favorable opportunity.

The administration’s focus on revitalizing the defense sector and maintaining a world-class Navy further amplifies demand for reliable power supplies in military applications and mission-critical solutions. AMSC’s transformers and power supplies for motor drives are actively supporting the rigorous requirements of critical military infrastructure and equipping the U.S. naval fleet with technologies that enhance performance and protection—enhancing operational readiness both domestically and globally.

We believe we are well positioned to seize the numerous opportunities presented by these policies.

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

•

Power Supplies and Military-Grade Magnetics Applications. Our Power Supplies play a vital role in electrostatic precipitator systems ("ESP"), helping utility and industrial customers reduce airborne particulate emissions and meet environmental compliance standards. In the defense sector, our Military Application Magnetics—such as transformers and inductors—are engineered for performance and durability across shipboard, land-based, and airborne electrical systems supporting U.S. and allied operations. We also provide high-capacity transformers designed for megawatt-scale industrial motor drives, ensuring reliable power for demanding industrial applications.

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

Marine market overview

Defense spending has increased over the past seven years as the U.S. military moves to rebuild and retool for competition against other great powers. In January 2025, the U.S. Navy’s 2025 shipbuilding plan covering government fiscal years 2025 to 2054, calls for a larger and more distributed fleet. To achieve that goal, the Navy would buy 364 ships over the 2025–2054 period: 293 combat ships and 71 combat logistics and support ships. For a description of risks related to our government contracts, see Part I, Item" 1A, “Risk Factors – Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit."

As of January, 2025, the Navy included 364 battle force ships—aircraft carriers, submarines, surface combatants, amphibious ships, combat logistics ships, and some support ship.

Since WWII, the Navy fleet has protected its warfare vessels with copper-based degaussing systems. Our HTS-based degaussing system provides world class mine protection while reducing the weight of the degaussing system by an estimated 50-80%, and reducing energy consumption.

We believe that our HTS systems are an enabling technology for the U.S. Navy in its mission to create an all-electric ship (Super Ship). Our HTS-based SPS degaussing system has been designed into the San Antonio-class amphibious warfare ship platform, with the first system delivered in January 2022 deployed on the USS Fort Lauderdale.  AMSC and the U.S. Navy continue to collaborate on AMSC’s advanced HTS-based ship protection systems. The core components of the ship protection system are common and transferable to other applications being targeted for ship implementation.

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

Our solutions for the marine market

Each Navy ship can be thought of as having its own power grid.  We provide advanced ship protection systems, power management, and power generation systems that are designed to help fleets increase system efficiencies, enhance warfare capabilities, and boost reliability, performance and security. Our systems support the U.S. Navy’s mission to “electrify the fleet”. Our systems allow for the ship to generate a large amount of electrical power and distribute the power through an onboard power system to a propulsion motor by way of a much smaller, lighter, and higher performing HTS cable system, enabling a more advanced, reliable, and secure solution with a smaller footprint. Our solutions include:

•

Ship Protection Systems. The primary focus of our SPS has been degaussing systems. These systems reduce a naval ship’s magnetic signature, making it much more difficult for a mine to detect and damage a ship. Traditionally made of heavy copper wire, degaussing is required on all U.S. Navy combat ships. Our HTS advanced degaussing system is lightweight, compact, and often outperforms its conventional counterpart. This HTS system is estimated to enable 50-80% reduction in total degaussing system weight, offering significant potential for fuel savings or options to add different payloads. The core components of a degaussing system are transferable to other applications being targeted for ship implementation. Our SPS has been designed into the San Antonio class of amphibious assault vessels, with the first system delivered in January 2022 deployed on the USS Fort Lauderdale. We are also providing SPS systems to the Royal Canadian Navy and seeking opportunities to propagate SPS throughout other allied navies, creating the potential for a relatively long-term revenue stream. Additionally, we are developing a deployable mine countermeasure solution to enhance U.S. Navy capability to manage the threat of minefields.

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

•

Propulsion systems. Our development work in power generation systems for the U.S. Navy extends to HTS-based electric power propulsion. Onboard power delivery systems and power generation systems, when applied to propulsion motors, enable the transition to high power dense electric propulsion systems. This is expected to make new ships more fuel-efficient and allow the Navy to free up space for additional war-fighting capability.

Wind market overview

The global energy mix has been transitioning towards an increasing amount of renewable energy, including wind power. Wind power is unlimited in supply and its generation is a zero-emission process. Wind power has become a major pillar of power supply throughout the world.

According to GlobalData, a research firm, approximately 118 GW of wind generation capacity were added worldwide in calendar 2024, as compared to nearly 117 GW in calendar 2023. GlobalData anticipates that more than 136 GW of additional capacity will be added in 2025.

According to GlobalData, annual wind installations in India for calendar 2024 were 3.4 GW and for calendar 2025 are estimated to be above 4 GW.

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

•

Electrical Control Systems. We provide full electrical control systems (“ECS”) to manufacturers of wind turbines designed by us. Our ECS regulate voltage, control power flows and maximize wind turbine efficiency, among other functions. To date, we have shipped core electrical components and complete ECS sufficient to power over 18,000 MWs of wind power. We believe our ECS represent approximately 5-10% of a wind turbine’s bill of materials.

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

Customers

We serve customers globally through a localized sales and field service presence in our core target markets. We have served over 100 customers in the grid market since our inception, including Commonwealth Edison, Huntington Ingalls Shipbuilding, Innomotics LLC, the U.S. Navy, Capital Power Corp., Targa Resources Corp., Micron Technology Inc., SSE plc in the United Kingdom, Consolidated Power Projects (Pty) Ltd in South Africa, Fuji Bridex in Singapore, and Ergon Energy in Australia. Additionally, our sales personnel in the United States are supported by manufacturers' sales representatives. We have designed wind turbines for and licensed wind turbine designs to wind turbine manufacturing customers including Inox Wind Limited ("Inox") in India and Doosan Heavy Industries (“Doosan”) in South Korea.

In fiscal 2024, Inox accounted for 14% of our total revenues. In fiscal 2023, Inox accounted for 13% of our total revenues. No other customer accounted for more than 10% of our total revenues in each of fiscal 2024 and 2023.

Facilities and Manufacturing

Our primary facilities and their primary functions are as follows:

•	Ayer, Massachusetts — Corporate headquarters; Grid segment manufacturing, and research and development

•	Bordentown, New Jersey — Grid segment manufacturing

•	Klagenfurt, Austria —Wind segment engineering, research and development, and customer support

•	New Milford, Connecticut — Grid segment manufacturing

•	Pewaukee, Wisconsin — Grid segment research and development

•	Queensbury, New York — Grid segment manufacturing

•	Richland, Washington — Grid segment research and development

•	Roebling, New Jersey — Grid segment manufacturing

•	Silesian, Poland — Grid segment manufacturing

•	Westminster, Massachusetts — Grid segment manufacturing

Our global footprint also includes sales and/or field service offices in Australia, India, South Korea, the United Kingdom and McLean, VA.

The principal raw materials used in the manufacture of the Company’s products are nickel, silver, yttruim, copper, brass, and stainless steel. Major components are insulated gate bi-polar transistors, heatsinks, inductors, enclosures, transformers, and printed circuit boards. Most of these raw materials are available from multiple sources in the United States and world markets. Generally, the Company believes that adequate alternative sources are available for the majority of its key raw material and purchased component needs, however, the Company is dependent on a single or limited number of suppliers for certain materials and components. In addition, new or proposed tariff increases on our raw materials, in particular stainless steel, may increase prices for such raw materials and/or may create shortages as customers seek alternative suppliers.

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

Segments

We segment our operations into two market-facing business segments: Grid and Wind. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of power generation project developers, the Navy's ship protection systems, electric utilities and wind turbine manufacturers.

Competition

We face competition in various aspects of our technology and product development. We believe that competitive performance in the marketplace depends upon several factors, including technical innovation, range of products and services, product quality and reliability, customer service and technical support.

We face competition from other companies offering FACTS systems similar to our D-VAR products. These include adaptive VAR compensators, Dynamic voltage restorers (“DVRs”), and STATCOMs produced by ABB, Hitachi, Ingeteam, Mitsubishi, RXHK and Siemens, and battery-based uninterruptable power supply (“UPS”) systems offered by various companies around the world.

We face competition from other companies offering medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems similar to our NEPSITM products. These include Southern States, Controllix, Powerside, Elgin Power Solutions, Scott Manufacturing Solutions and QVARx.

We face competition from other companies offering DC power supply systems similar to our NeeltranTM products. These include SCR Controlled Rectifiers, IGBT-controlled choppers produced by ABB, Siemens, Friem, Dynapower, and Nidec offering systems around the world.

We face competition from other companies offering transformers and power supplies similar to our NWL products. These include industrial and military transformers produced by Espey Manufacturing & Electronics Corp., Hammond and Ocrev, and power supplies offered by Kraft Powercon, Andritz, Lonking Holdings, and Rico.

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

Our power module conversion equipment and our electrical control systems are designed and integrated into our wind turbine designs in a way to achieve maximum performance of the turbine. Typically, we are the exclusive provider of the power module conversion equipment and electrical control systems for our wind turbine designs. As a result, our power conversion equipment and electrical control systems see limited competition. Other companies that serve the wind turbine components industry include ABB and Hopewind. We also face indirect competition in the wind energy market from global manufacturers of wind turbines, such as Siemens Gamesa, Vestas, Envision and Suzlon. We face competition for the supply of wind turbine engineering design services from design engineering firms such as Aerovide and W2E.

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

HTS Patents

Since the discovery of high temperature superconductors in 1986, rapid technical advances have characterized the HTS industry, which in turn have resulted in a large number of patents, including overlapping patents, relating to superconductivity. As a result, the patent situation in the field of HTS technology and products is unusually complex. We have obtained licenses to patents and patent applications covering some HTS materials. We currently have non-exclusive rights to a fundamental U.S. patent (U.S. 8,060,169 B1) covering 2G and similar HTS wire and applications and may elect in the future to allow our rights under this license to lapse. In addition to our owned patents and patent applications in 2G HTS wire, we have obtained licenses from (i) MIT for the MOD process we use to deposit the YBCO layer, and (ii) Alcatel-Lucent on the YBCO material. However, we may have to obtain additional licenses to HTS materials. Our HTS wire patents began to expire in 2024, with the latest set to expire in 2041.

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

Human Capital

We aim to provide a safe and positive work environment for our employees that emphasizes respect for individuals and high standards of integrity. The health and safety of our employees is of utmost importance to us. Recognizing and respecting our global presence, we strive to maintain an inclusive workforce, where anyone can reach their potential regardless of background, everywhere we operate. As of March 31, 2025, we employed 569 persons. None of our employees are represented by a labor union.

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

Information about our Executive Officers

The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	53	President, Chief Executive Officer and Chairman
John W. Kosiba, Jr.	52	Senior Vice President, Chief Financial Officer and Treasurer

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

Risks Related to Our Financial Performance

We have not been historically profitable, which may recur in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter.

We were profitable in fiscal 2024, however, we have recorded net losses for the prior three fiscal years. We may not be profitable in fiscal 2025 or future years. While we achieved profitable results in fiscal 2024, we cannot be certain that we will sustain profitability in future years.

There remains uncertainty in our business, which makes it difficult to evaluate our business and future prospects. In addition, our operating results historically have been difficult to predict and have at times fluctuated from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result of all of these factors, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.  In addition, we have in the past provided, and may continue to, provide public guidance on our expected operating and financial results for future periods. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and statements. Our actual results may not always be in line with or exceed the guidance we have provided.  If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period or we do not meet our guidance, the trading price of our common stock would likely decline.

Our operating expenses do not always vary directly with revenue and may be difficult to adjust in the short term. As a result, if revenue for a particular quarter is below our expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore such a revenue shortfall would have a disproportionate effect on our operating results for that quarter.

While we generated positive operating cash flow in fiscal 2024 and the prior year, we have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us.

At March 31, 2025, we had approximately $85.4 million of cash, cash equivalents and restricted cash, and during the fiscal year ended March 31, 2025, $28.3 million in cash was provided by our operating activities. In the current period, we experienced net income and positive operating cash flows. In prior years, we have experienced net losses and negative operating cash flows. We plan to continue to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

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

Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2024, 31% of our revenues were recognized from sales outside of the United States. In addition, approximately 16% of our revenues in fiscal 2024 were derived under sales contracts where prices were denominated in the Euro. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in a lesser value of orders, and therefore lower revenues, from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations.  However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

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

We may be required to issue performance bonds, which restricts our ability to access any cash used as collateral for the bonds.

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

Our ability to implement our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, including as a result of the ongoing wars between Russia and Ukraine and Israel and Hamas and trade conflicts, or increased operating costs or expenses.

We rely upon third-party suppliers for the components and subassemblies of many of our Grid and Wind products, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

Many of our components and subassemblies are currently manufactured for us by a limited number of qualified suppliers. Any interruption in the supply of components or subassemblies, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business and operating results. Moreover, if the costs of acquiring components and subassemblies from these suppliers significantly increase, we may not be able to identify alternative suppliers, which could adversely impact our business and operating results.

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

Our contracts with the U.S. and Canadian governments are subject to audit, modification or termination by such governments and include certain other provisions in favor of the governments. The continued funding of such contracts may remain subject to annual legislative appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit.

As a company that contracts with the U.S. and Canadian governments, we are subject to financial audits and other reviews by such governments of our costs and performance, accounting, and general business practices relating to these contracts. Based on the results of these audits, such governments may adjust our contract-related costs and fees. We cannot be certain that adjustments arising from government audits and reviews would not have a material adverse effect on our results of operations.

Our government contracts customarily contain other provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the applicable government to:

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

All of our U.S. and Canadian government contracts, as well as certain of our contracts with third parties that are dependent on such government contracts, can be terminated by the applicable government for its convenience. Termination-for-convenience provisions typically provide only for our recovery of costs incurred or committed, and for settlement of expenses and profit on work completed prior to termination. In addition to the right of the government to terminate its contracts with us, these government contracts are conditioned upon the continuing approval by the applicable legislature of the necessary spending to honor such contracts. The U.S. Congress often appropriates funds for a program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of many major governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by the U.S. Congress or other applicable body for future fiscal years.  In addition, government shutdowns could prevent or delay such contracts from being funded. Failure by the U.S. Congress to further suspend or increase the debt ceiling could delay or result in the loss of contracts for the procurement of our products and services, and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments. Moreover, the U.S. executive branch has recently created the Department of Government Efficiency, which is identifying ways to cut federal spending. There can be no assurance that we will not be adversely affected by such cost-cutting measures.

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

We have several contracts with the U.S. government, including defense-related programs with the U.S. Department of Defense. Changes in U.S. government defense spending for various reasons, including as a result of potential changes in policy positions or priorities that may result from the U.S. presidential and congressional elections, could negatively impact our results of operations, financial condition and liquidity. Our programs are subject to U.S. government policies, budget decisions and appropriation processes which are driven by numerous factors including: (1) geopolitical events; (2) macroeconomic conditions; (3) the ability of the U.S. government to enact relevant legislation, such as appropriations bills; and (4) the spending priorities of the U.S. Presidential Administration. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In prior years, the U.S. government has been unable to timely complete its budget process before the end of its fiscal year, resulting in governmental shut-downs or providing only enough funds for U.S. government agencies to continue operating at prior-year levels. Significant changes in U.S. government defense spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition and liquidity.

Our business and operations may be materially adversely impacted in the event of a failure or security breach of our or any critical third parties' IT Systems or Confidential Information.

We rely upon the capacity, reliability, and security of information technology hardware and software infrastructure and networks (collectively, "IT Systems"), and our ability to expand and update such IT Systems in response to our changing needs. We manage certain IT Systems but also rely on IT Systems and various products and services provided by critical third-party vendors and others in the supply chain. We also collect and store sensitive, personal and confidential information ("Confidential Information") in the ordinary course of our business. Any failure to manage, expand, or update our IT Systems or Confidential Information or any disruption to or failure in the operation of such IT Systems or Confidential Information could harm our business. In addition, the costs associated with updating and securing our IT Systems or Confidential Information are likely to increase as such security measures become more complex, which may harm our operating results and financial condition.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. Our IT Systems, and those of the third-party vendors we rely on, as well as our Confidential Information, are vulnerable to disruption, compromise and damage from computer viruses (including malware and ransomware), bugs, misconfigurations or vulnerabilities, social engineering/phishing, natural disasters, human or technical error, intentional conduct, cyberattacks, unauthorized access and other similar disruptions. Because we rely on certain third party vendors that support our operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, or the processes of third-party vendors we rely on, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as employees.  We cannot guarantee the security or protection of any IT Systems or Confidential Information. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude, particularly as threat actors, such as ransomware groups, are becoming increasingly sophisticated in using techniques and tools including artificial intelligence that are designed to circumvent controls, evade detection and remove or obfuscate forensic evidence. As a result, we and our third-party providers may be unable to timely or effectively anticipate, detect, investigate, remediate or recover from cyberattacks in the future or avoid material impact to our IT Systems, Confidential Information, and our business. We also face increased cyber risk due to the number of our and others' employees who are (and may continue to be) working remotely due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or those of third parties upon which we rely could result in disruptions to our operations, loss, damage or compromise to our data, or inappropriate disclosure of Confidential Information. Any or all of the foregoing could harm our reputation, result in substantial remediation, incident response, system restoration and compliance costs, lead to lost revenues and business opportunities, lead to regulatory investigations and enforcement and/or litigation (such as class actions), and related fines or penalties, increase our insurance premiums and have other materially adverse effects on our business and results. Our insurance policies may not cover, or may be insufficient to cover, any or all costs, losses and liability associated with any cyberattacks, security incidents or other disruptions and we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.

Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Data”).We are therefore subject to many rapidly evolving privacy and data protection laws and regulations in the United States, Europe and around the world. These laws require us to operate in a complex environment where there are significant constraints on how we can process Personal Data across our business. The scope of these laws are changing, subject to differing interpretations, and may be inconsistent among jurisdictions. For example, the European and United Kingdom General Data Protection Regulation, the California Consumer Privacy Act, and the data protection and security laws of other jurisdictions impose onerous obligations — including around transparency, data subject rights, contractual requirements, data breach reporting, and international data transfers — with respect to our processing Personal Data. We are also subject to certain contractual obligations related to privacy, data protection and data security that may also impose onerous obligations. The legal and regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another, and may conflict with our other legal obligations or our practices. Any failure or perceived failure by us to comply with our privacy, data protection and data security obligations may result in substantial fines, regulatory investigations or enforcement, reputational damage, orders to cease/change our use of data, as well as potential civil claims, including class action litigation, and could result in significant liability (including monetary penalties or requirements to alter our operations), any of which could materially and adversely affect our business, results of operations, and financial condition. Further, any significant change to applicable laws, regulations or industry practices regarding privacy, data protection, and data security could increase our costs and require us to modify our operations, possibly in a material manner.

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

Achieving the benefits of any acquisition involves additional risks, including:

•	difficulty integrating acquired operations, technologies and personnel;

•	inability to retain management and other key personnel of the acquired business;

•	changes in management or other key personnel that may harm relationships with the acquired business’s customers and employees;

•	unforeseen liabilities of the acquired business;

•	diversion of management’s and employees’ attention from other business matters as a result of the integration process;

•	mistaken assumptions about volumes, revenues and costs associated with the acquired business, including synergies;

•	limitations on indemnification from the seller;

•	mistaken assumptions about the overall costs of equity or debt used to finance the acquisition; and

•	unforeseen difficulties operating in new product areas, with new customers, or in new geographic areas.

We cannot provide any assurance that we will realize any of the anticipated benefits of any acquisition, including our acquisition of Megatran Industries, Inc. including its subsidiaries, completed in August 2024, and if we fail to realize these anticipated benefits, our operating performance could suffer.

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

Natural disasters (including, but not limited to tornadoes, earthquakes, fires, storms, floods, droughts and extreme temperatures) and chronic changes in the physical environment, such as changes to meteorological or hydrological patterns, could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. Climate change may increase the frequency or intensity of such events, as well as contribute to chronic changes (such as changes in meteorological or hydrological patterns) that may result in similar risk. If a natural disaster, power outage, or other event, including human acts such as terrorism, occurred that prevented us from fully utilizing our value chain or facilities, that damaged critical infrastructure, such as the manufacturing facilities on which we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

We have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions, including as a result of governmental policies and actions in the United States. In recent years, financial markets have been volatile and the state of both the domestic and global economies has been uncertain. Governmental policies and actions in the United States, such as new tariffs, trade restrictions and resulting trade conflicts, cuts in government spending or the failure to increase the federal debt ceiling, could lead to further financial market volatility and harm the economy. Adverse credit conditions in the future could have a negative impact on our ability to execute on future strategic activities.  In addition, if credit is difficult to obtain in the future, some customers may delay or reduce purchases. Similarly, inflationary pressures have increased and may increase our costs or force us to increase prices for our products. In particular, in fiscal 2023, we experienced substantial inflationary pressure in our supply chain. Sustained higher prices continued throughout fiscal 2024, although we believe inflationary pressures were more stable. These events have resulted or could in the future result in higher product costs, reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased accounts receivable and inventory write-offs and increased price competition. If recessionary conditions exist and continue for an extended period of time, our business and results of operations may be materially adversely affected. We also purchase large amounts of commodity-based raw materials. Prevailing prices for such commodities are subject to fluctuations due to changes in supply and demand, tariffs, and a variety of additional factors beyond our control, such as global political and economic conditions. Any of these events would likely harm our business, results of operations and financial condition.

Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results.

In recent years, a substantial amount of our consolidated revenues were recognized from customers outside of the United States. For example, 31% of our revenues in fiscal 2024 and 37% of our revenues in fiscal 2023 were recognized from sales outside the United States. We also manufacture certain of our products and purchase a portion of our raw materials and components from suppliers in other foreign countries. The ongoing wars between Ukraine and Russia and Israel and Hamas have caused increased raw material costs and material shortages and, as a result, adversely impacted certain of our suppliers. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

Trade tensions between the U.S. and China, the U.S. and Russia, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent years. Increased tariffs, sanctions, and other trade restrictions, as well as the existing and potential further responses from countries subject to such tariffs, sanctions, and other trade restrictions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

We cannot predict with certainty the effect that new quotas, tariffs, taxes or other trade barriers upon the importation or exportation of our products or gauge the effect that new barriers would have on our financial position or results of operations.  These new tariffs or any additional tariffs or other trade barriers may cause our costs to increase, our products to be less competitive, and our business, results of operations and financial position to be materially adversely affected.

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

We face competition from other companies offering FACTS systems similar to our D-VAR products. These include adaptive VAR compensators, Dynamic voltage restorers (“DVRs”), and STATCOMs produced by ABB, Hitachi, Ingeteam, Mitsubishi, RXHK, and Siemens, and battery-based uninterruptable power supply (“UPS”) systems offered by various companies around the world.

We face competition from other companies offering medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems similar to our NEPSI products. These include Southern States, Controllix, Powerside, Elgin Power Solutions (formally Gilbert), Scott Manufacturing Solutions, and QVARx.

We face competition from other companies offering DC power supply systems similar to our Neeltran products. These include SCR Controlled Rectifiers, IGBT-controlled choppers produced by ABB, Siemens, Friem, Dynapower, and Nidec offering systems around the world.

We face competition from other companies offering transformers and power supplies similar to our NWL products. These include industrial and military transformers produced by Espey Manufacturing & Electronics Corp., Hammond and Ocrev, and power supplies offered by Kraft Powercon, Andritz, Lonking Holdings, and Rico.

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

With respect to our Wind business, other companies that serve the wind turbine components industry include ABB and Hopewind. We also face indirect competition in the wind energy market from global manufacturers of wind turbines, such as Siemens Gamesa, Vestas, Envision and Suzlon. We face competition for the supply of wind turbine engineering design services from design engineering firms such as Aerovide and W2E.

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

Increasing focus and scrutiny on environmental sustainability and social initiatives could adversely impact our business and financial results.

There has been increasing public focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on climate, human capital, and other environmental, social and similar sustainability matters. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, including any relevant sustainability goals, our reputation and financial results may suffer. While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve our environmental, social, and governance ("ESG") profile or respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. For example, methodologies and data relevant to many ESG matters are evolving, in some cases quite rapidly; as a result, actions or statements that we may take based on information or processes we currently believe to be reasonable may subsequently be determined to be erroneous or not in keeping with current or future best practice. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, we cannot guarantee that our approaches or results will align with the expectations of any particular stakeholder. Stakeholder expectations are not uniform, and both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. There are also increasing regulatory requirements related to various ESG matters. For example, various policymakers have adopted, or are considering adopting, requirements for the disclosure of climate- or other ESG-related information, or certain substantive considerations regarding ESG in operations, which may require significant additional costs to comply. As with other stakeholder expectations, such regulations are divergent and, at times, conflict, which may increase the costs and complexity of compliance and any associated risks. Any failure to successfully navigate regulatory developments and other stakeholder expectations may result in additional costs, difficulties in attracting or retaining customers or employees, reputational harm, regulatory or investor engagement, or other adverse impacts. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

We recognize the significance of these threats, sometimes referred to as hacking, cybersecurity fraud, and cyberattacks, and maintains processes and procedures designed to protect our critical systems and sensitive information from unauthorized access. However, there can be no assurance that a cyber-attack would timely be detected or thwarted. To date, we are not aware of any material cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, and we have not incurred significant operating expenses related to cybersecurity incidents. For more information on risks related to cybersecurity, please see the section titled “Risk Factors” included under Item 1A of this Annual Report on Form 10-K.

Risk Management and Strategy

Our cybersecurity risk management program includes operational, technical and physical controls to protect against and respond timely to cybersecurity threats. To address evolving cybersecurity risks and corresponding regulations, our policies and procedures are benchmarked to industry, regulatory and cybersecurity frameworks (including the National Institute of Standards and Technology). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we may use industry, regulatory, and cybersecurity frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Management has engaged third-party vendors to assist in monitoring our cybersecurity risk management programs and identifying and responding to any incidents. Additionally, third-party vendors are routinely engaged to evaluate how effectively management as a whole manages cybersecurity risk. This includes annual testing of our incident response plan through tabletop exercises and simulations to ensure readiness as well as penetration testing and security assessments. We also utilize third-party cybersecurity vendors to assess our protections against identified vulnerabilities, and we have implemented a third-party risk management process for key service providers, based on our assessment of their criticality to our operations.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See "Risk Factors – Our business and operations may be materially adversely impacted in the event of a failure or security breach of our or any critical third parties' IT Systems or Confidential Information."

Governance

The Board of Directors has delegated the oversight of risks from cybersecurity threats to the Audit Committee, which has delegated authority to the Chief Financial Officer to oversee the Company’s day-to-day cybersecurity risk management, including prevention, detection and responding to any suspected cybersecurity incident.

The Audit Committee is updated at least annually by the CFO on the status of cybersecurity matters. Contemporaneous reporting is provided on an as needed basis to the Audit Committee and to the full Board of Directors on significant cyber events including response, legal obligations, and outreach and notification to regulators, and third parties when needed.

The Director, Global Information Technology and Financial Systems (the “IT Director”), leads an internal team who work directly with our third-party vendors to manage our cybersecurity risk management program and activities. The internal team monitors our information systems for cybersecurity threats, reviews cybersecurity incidents, analyzes emerging threats, and develops and implements risk mitigation strategies. Under our CFO’s authority, the IT Director periodically reports on the cybersecurity program to our executive leadership team, including by providing the team with updates on cybersecurity threats and incidents, the status of ongoing projects and initiatives, performance metrics, and additional cybersecurity topics. On an annual basis, the IT Director reviews the results of the current state of cybersecurity risk management, including the results of our cybersecurity risk assessment and any action plan to address any identified vulnerabilities.

Item 2.	PROPERTIES

Our corporate headquarters and Grid manufacturing operations are located in a leased 88,000-square-foot facility in Ayer, Massachusetts. Additionally, we have Grid manufacturing operations located in a leased 77,500 square-foot facility in Westminster, Massachusetts, and a 43,000 square-foot facility in Silesian, Poland, as well as an owned 35,000 square-foot facility in Queensbury, New York, an owned 126,800 square-foot facility in Bordentown, New Jersey, an owned 85,000 square-foot facility in New Milford, Connecticut, and an owned 19,350 square-foot facility in Roebling, New Jersey.

We also occupy leased facilities located in Australia, Austria, India, Wisconsin, Washington, and the United Kingdom with a combined total of approximately 72,000 square feet of space. These leases have varying expiration dates through January 2029 which can generally be terminated at our request after a six-month advance notice. These locations focus primarily on research and development, sales and/or field service and do not have significant leases or physical presence. We believe all of these facilities are well-maintained and suitable for their intended uses.

The following table summarizes information regarding our significant properties, as of March 31, 2025:

Location	Supporting	Square footage	Owned/Leased
United States
Ayer, Massachusetts	Corporate & Grid Segment	88,000	Leased
Bordentown, New Jersey	Grid Segment	126,800	Owned
New Milford, Connecticut	Grid Segment	85,000	Owned
Queensbury, New York	Grid Segment	35,000	Owned
Roebling, New Jersey	Grid Segment	19,350	Owned
Westminster, Massachusetts	Grid Segment	77,500	Leased
Poland
Bielsko-Biala, Silesian	Grid Segment	43,000	Leased

Item 3.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “AMSC” since 1991.

Holders

The number of holders of record of our common stock on May 16, 2025 was 179.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from March 31, 2020 to March 31, 2025 with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Electrical Components & Equipment Index.

This graph assumes the investment of $100.00 on March 31, 2020 in our common stock, the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index, and assumes any dividends are reinvested. Measurement points are March 31, 2020; March 31, 2021; March 31, 2022; March 31, 2023; March 31, 2024; and March 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among American Superconductor Corporation,

the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index

	Fiscal year ended March 31,
Company/Index	2020	2021	2022	2023	2024	2025
American Superconductor Corporation	100.00	351.82	162.41	75.00	235.40	331.02
Nasdaq Composite Index	100.00	169.65	185.88	157.18	218.62	233.47
Nasdaq Electrical Components & Equipment Index	100.00	175.83	187.81	183.07	223.64	256.20

Item 6.	RESERVED

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Changes in macroeconomic conditions arising from various reasons, such as the ongoing wars between Russia and Ukraine, and Israel and Hamas, tariffs, trade restrictions and resulting trade conflicts, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on our business, financial condition and results of operation.

On August 1, 2024, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the selling stockholders named therein. Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, we acquired all of the issued and outstanding shares of Megatran, Industries, Inc. ("Megatran"), for aggregate consideration in an amount equal to $61.4 million, as may be adjusted pursuant to the Stock Purchase Agreement (the “Purchase Price”), including a cash payment after closing of $5.0 million, as adjusted pursuant to Sections 5.6(c), (d), and (f) of the Stock Purchase Agreement (the “Additional Cash Purchase Price”). At closing, we paid to Megatran's selling stockholders $25.0 million in cash on hand, and 1,297,600 restricted shares of our common stock. On September 23, 2024, we paid the Additional Cash Purchase Price to the selling stockholders, which was calculated based on the agreed upon formula set forth in the Stock Purchase Agreement, in the amount of $8.3 million which includes the Additional Cash Purchase Price and the make whole payment. Megatran's wholly-owned subsidiary, NWL, Inc. ("NWL"), is a U.S.-based global provider of engineered power conversion solutions for demanding industrial and military applications.  As a result of this transaction, Megatran became a wholly-owned subsidiary and is operated by our Grid business segment. We refer to this transaction as the "acquisition of NWL".

Results of Operations

Fiscal Years Ended March 31, 2025 and March 31, 2024

Revenues

Total revenues increased by 53% to $222.8 million in fiscal 2024 from $145.6 million in fiscal 2023. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2025	2024
Revenues:
Grid	$187,170	$122,065
Wind	35,648	23,574
Total	$222,818	$145,639

Revenues in our Grid business segment are derived from our D-VAR product sales, Northeast Power Systems, Inc. ("NEPSI") product sales, Neeltran, Inc. ("Neeltran") product sales, NWL product sales, HTS wire sales, ship protection systems ("SPS"), government-sponsored electric utility projects and other prototype development contracts. We also engineer, install and commission our products on a turnkey-basis for some customers. The Grid business segment accounted for 84% of total revenues in both fiscal 2024 and 2023. Grid revenues increased 53% to $187.2 million in fiscal 2024 from $122.1 million in fiscal 2023. The increase in revenues was driven by higher D-VAR and NEPSI revenues than in the prior year period along with the NWL revenues earned after the acquisition of NWL.

Revenues in our Wind business segment are derived from wind turbine electrical control systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business segment accounted for 16% of total revenues in both fiscal 2024 and 2023. Revenues in the Wind business segment increased 51% to $35.6 million in fiscal 2024 from $23.6 million in fiscal 2023. The increase over the prior year period was driven by additional shipments of electrical control systems ("ECS") at increased prices.

Cost of Revenues and Gross Margin

Cost of revenues increased by 46% to $161.0 million in fiscal 2024, compared to $110.4 million in fiscal 2023. Gross margin increased to 28% in fiscal 2024 from 24% in fiscal 2023. The increase in gross margin in fiscal 2024 was due to additional revenues, a favorable product mix, and a sharp improvement in Neeltran project margins.

Operating Expenses

Research and development

Research and development (“R&D”) expenses increased by 43% to $11.4 million, or 5% of revenue in fiscal 2024, compared to $8.0 million, or 5% of revenue, in fiscal 2023. The increase in R&D expenses is primarily a result of additional total compensation and stock compensation expense due in part to additional employees as a result of the acquisition of NWL.

Selling, general, and administrative

Selling, general and administrative (“SG&A”) expenses increased by 36% to $43.1 million, or 19% of revenue in fiscal 2024 from $31.6 million, or 22% of revenue, in fiscal 2023. The increase in SG&A expenses is primarily a result of higher total compensation expense, additional stock compensation expense and acquisition costs related to the acquisition of NWL.

Amortization of acquisition related intangibles

We recorded $1.7 million in fiscal 2024 and $2.2 million in fiscal 2023 in amortization expense related to our core technology and know-how, customer relationships, and other intangible assets. The decrease in amortization expense is primarily a result of using the economic consumption method as the basis to amortize the acquired customer relationship intangible assets related to NEPSI and Neeltran, partially offset by the increase related to amortization of NWL related intangibles.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the acquisition of NEPSI resulted in a loss of $3.4 million resulting from an increase in fair value in fiscal 2024, and $4.9 million during fiscal 2023. During fiscal 2024, we issued 300,000 shares of our common stock to the selling stockholders following certification of the achievement of specified earnout revenue objectives. We also recorded a $3.3 million payment relating to the acquisition of NWL, as a payment to settle the remaining obligations after the acquisition. The value of this contingent consideration was de minimis at the Acquisition Date and the resulting change in fair value was recorded in September 2024 when the payment was calculated and paid.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2025	2024
Operating income (loss):
Grid	$1,812	$(6,909)
Wind	3,792	449
Unallocated corporate expenses	(6,681)	(4,908)
Total	$(1,077)	$(11,368)

Our Grid business segment generated operating income of $1.8 million in fiscal 2024 and operating loss of $6.9 million in fiscal 2023. The improvement in the Grid business segment was due to higher revenues and gross margins in fiscal 2024, compared to fiscal 2023.

The Wind segment generated operating income of $3.8 million in fiscal 2024 and $0.4 million in fiscal 2023. The increase in the Wind business segment operating income was due to higher revenue and gross margins in fiscal 2024, compared to fiscal 2023.

Unallocated corporate expenses consisted of a loss on contingent consideration of $6.7 million in fiscal 2024, and a loss on contingent consideration of $4.9 million in fiscal 2023.

Interest income, net

Interest income, net was $3.7 million in fiscal 2024 compared to $1.3 million for fiscal 2023. The increase in interest income, net, was primarily due to higher cash balances in fiscal 2024.

Other expense, net

Other expense, net was $0.3 million in fiscal 2024, compared to $0.7 million in fiscal 2023. The decrease in other expense was driven by the impacts of more favorable fluctuations in foreign currencies in fiscal 2024, compared to fiscal 2023.

Income Taxes

We recorded an income tax benefit of $3.7 million in fiscal 2024, compared to income tax expense of $0.3 million in fiscal 2023. The net improvement in income tax is a result of the release of the valuation allowance due to the recording of the deferred tax liability from the acquisition of NWL.

Net income (loss)

Net income was $6.0 million in fiscal 2024, compared to net loss of $11.1 million in fiscal 2023. The improvement in net income was driven primarily by higher revenues and gross margins in fiscal 2024 and other factors described above.

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

We define non-GAAP net income as net income (loss) before stock-based compensation, amortization of acquisition-related intangibles, change in fair value of contingent consideration, acquisition costs, and other non-cash or unusual charges. We believe non-GAAP net income assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net income as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP net income (loss) to non-GAAP net income is set forth in the table below (in thousands, except per share data):

	Year ended March 31,
	2025	2024
Net income (loss)	$6,033	$(11,111)
Stock-based compensation	7,794	4,652
Amortization of acquisition-related intangibles	2,433	2,158
Change in fair value of contingent consideration	6,682	4,922
Acquisition costs	1,095	—
Non-GAAP net income	24,037	621

Non-GAAP net income per share - basic	$0.65	$0.02
Non-GAAP net income per share - diluted	$0.64	$0.02
Weighted average shares outstanding - basic	36,990	29,825
Weighted average shares outstanding - diluted	37,718	30,909

Non-GAAP net income was $24.0 million, or $0.65 per share, for fiscal 2024, compared to $0.6 million, or $0.02 per share, for fiscal 2023. The improvement in non-GAAP net income in fiscal 2024 compared to fiscal 2023 was due to improved operating income driven by higher revenues and gross margins.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash and cash equivalents on hand, along with access to capital markets. The Company believes that these sources of liquidity provide adequate liquidity to meet both its short-term and reasonably foreseeable long-term requirements and obligations. At March 31, 2025, we had cash, cash equivalents and restricted cash of $85.4 million, compared to $92.3 million at March 31, 2024, a decrease of $6.9 million. As of March 31, 2025, we had approximately $4.7 million in cash, cash equivalents and restricted cash in foreign bank accounts. Our cash, cash equivalents and restricted cash are summarized as follows (in thousands):

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$79,494	$90,522
Restricted cash	5,887	1,758
Total cash, cash equivalents and restricted cash	$85,381	$92,280

Net cash provided by operating activities was $28.3 million compared to net cash used in operating activities of $2.1 million in fiscal 2024 and 2023, respectively. The increase in net cash provided by operations in fiscal 2024 compared to fiscal 2023 was driven primarily by higher gross margins, favorable changes in accounts payable and accrued expenses, relief of deferred revenue, increased non-cash expenses like stock-based compensation, depreciation and amortization, and change in fair value of contingent consideration, offset by decreased cash collections, increased prepaid balances, and change in deferred income taxes.

Net cash used in investing activities was $35.2 million and $1.0 million in fiscal 2024 and 2023, respectively. The increase in net cash used in investing activities in fiscal 2024 compared to fiscal 2023 was due primarily to cash paid for the acquisition of NWL.

Net cash provided by financing activities was less than $0.1 million compared to $65.4 million in fiscal 2024 and 2023, respectively. The decrease in cash provided by financing activities was primarily related to net proceeds received from an equity offering in fiscal 2023, while the Company had no equity offerings in fiscal 2024.

At March 31, 2025, we had $4.3 million of restricted cash included in long-term assets and $1.6 million of restricted cash in current assets. At March 31, 2024, we had $1.3 million of restricted cash included in long-term assets and $0.5 million of restricted cash in current assets. These amounts included in restricted cash primarily represent collateral deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.

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

On August 1, 2024, we entered into the Stock Purchase Agreement with the selling stockholders named therein. Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, we acquired all of the issued and outstanding shares of Megatran, for the Purchase Price of $61.4 million, which consideration amount was subject to various adjustments set forth in the Stock Purchase Agreement (including those described below) and consisted of: (a) (i) $25.0 million, minus (ii) the Indebtedness (as defined in the Stock Purchase Agreement) outstanding as of immediately prior to the closing, minus (iii) Company Expenses (as defined in the Stock Purchase Agreement); (b) a number of restricted shares (rounded up or down to the nearest whole share, as applicable) of our common stock equal to the quotient obtained by dividing (x) $31.4 million by (y) the closing price per share of our common stock on the Nasdaq Global Select Market on the last trading day immediately preceding the Acquisition Date; and (c) an additional cash payment equal to $5.0 million, as adjusted pursuant to Sections 5.6(c), (d), and (f) of the Stock Purchase Agreement. Megatran is now a wholly-owned subsidiary of the Company and, together with its wholly-owned subsidiaries and affiliates, is operated and reported as a component of its Grid business segment. On September 23, 2024, the Company paid $3.3 million to the selling stockholders, which was calculated based on the agreed upon formula set forth in the Stock Purchase Agreement. As of September 30, 2024, there are no remaining obligations to the selling stockholders of Megatran.

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

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of March 31, 2025, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 13, "Contingent Consideration," Note 16, "Leases", and Note 18, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. We may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all or execute on any other means of improving our liquidity as described above. Additionally. the impact of global sources of instability, including tariffs, trade restrictions and resulting trade conflicts, the ongoing wars between Russia and Ukraine and Israel and Hamas, instability of financial institutions and political instability in the United States, on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Following the release of ASU 2023-07 in November 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of March 31, 2025, we have adopted ASU 2023-07 and made the required disclosures, and noted no other material impact on our consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date will be annual reporting periods beginning after December 15, 2024. We are evaluating the impact on our consolidated financial statements.

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

Significant judgement is required to estimate the total expected costs for projects that typically have a timeline of 12-24 months. Any increase or decrease in estimated costs to complete a performance obligation without a corresponding change to the contract price could impact the calculation of cumulative revenue to date and gross profit on the project. Factors that may result in a change to our estimate include delays in manufacturing, unforeseen engineering problems, the performance of subcontractors and material suppliers, among others.

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

See Note 4, “Revenue Recognition,” for additional information.

Business Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. The purchase price for each acquisition is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired and liabilities assumed is recorded as goodwill. Intangible assets, if identified, are also recorded.

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

We performed our annual assessment of goodwill on February 28, 2025 including a quantitative assessment of our goodwill balance acquired from our acquisition of Neeltran, and a qualitative assessment of all other reporting units goodwill, and determined that there was no impairment to goodwill. See Note 5, “Goodwill,” for further information regarding our goodwill valuation assumptions.

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

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. See Note 14, “Income Taxes,” of our consolidated financial statements for further information regarding our income tax assumptions and expenses.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for smaller reporting companies and the Company is relying on such exemption from disclosure as a former smaller reporting company during the year ended March 31, 2025.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of American Superconductor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Superconductor Corporation and its subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 21, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Over-Time Revenue Recognition

As described in Notes 3 and 4 of the consolidated financial statements, for certain arrangements, such as contracts to perform research and development, prototype development contracts and certain customized product sales, the Company records revenues using the over-time method, measured by the relationship of costs incurred to total estimated contract costs. The ability to reliably estimate total estimated contract costs is challenging, especially on long-term prototype development contracts, and may require significant analysis and judgments by management, including evaluating customer change orders, to determine the appropriate amount of revenue to recognize.

We identified revenue recognition pertaining to customer contracts satisfied over-time as a critical audit matter as there are significant judgments exercised by management in determining total estimated contract costs used in determining revenue recognition. Given the high degree of management judgment involved in various cost estimates that are used in the revenue calculations, the audit effort required to evaluate management’s judgments in determining revenue recognition for the Company’s contracts was extensive and required a high degree of auditor judgment.

Our audit procedures related to revenue recognition included the following, among others:

●	We obtained an understanding of the relevant internal controls related to revenue recognition and tested the design and operating effectiveness of those internal controls including management’s review control over the assumptions and key inputs used to recognize over-time revenue.

●	We selected a sample of contracts with customers and related revenue transactions and performed the following audit procedures:

o	Obtained customer contract, customer change orders (as applicable), related invoices, purchase orders, and management revenue recognition analysis for each testing selection, to evaluate if relevant contractual terms and transaction price were appropriately considered by management and conclusions on revenue recognition method were in accordance with the relevant accounting guidance.
o	Assessed the validity of data used in the model for completeness and accuracy by comparing selected items from the underlying budget to the source information used to develop the contract budget and agreeing, on a sample basis, costs incurred to source documents.
o	Evaluated management’s estimations of total contract cost by assessing actual costs to date against projections made throughout the course of the contract term.

Valuation of Certain Tangible and Intangible Assets in Business Combination

As described in Note 2 of the consolidated financial statements, the Company completed the acquisition of Megatran Industries, Inc. on August 1, 2024, for total consideration of $61.4 million. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the total consideration paid was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets and land. The Company estimated the fair value of the identified intangible assets using the multi-period excess earnings method, which required management to make significant estimates and assumptions related to revenue growth and expense forecasts, customer attrition rates, and the selection of discount rates. The Company also made significant judgments regarding the estimates used to determine the fair value of the acquired land.

We identified the valuation of the identified intangible assets and land as a critical audit matter because of the significant estimates and assumptions management used in the fair value determination. Auditing management’s forecasted revenue growth and expenses, customer attrition rates, selection of the discount rates, and the fair value of acquired land required a high degree of auditor judgment and an increased extent of effort when performing audit procedures, including the use of our valuation specialists.

Our audit procedures related to the determination of the fair value of identified intangible assets and land, included the following, among others:

●	We obtained an understanding of the relevant internal controls related to the valuation of the identified intangible assets and land and tested the design and operating effectiveness of those internal controls including management’s review control over the assumptions and key inputs used in the purchase price allocation.

●	We evaluated the reasonableness of management’s revenue growth and expenses forecasts and customer attrition rates by comparing the projections to historical results as well as industry benchmarks.

●	With the assistance of our valuation specialists, we:

o	Evaluated the reasonableness of the Company’s valuation methodologies
o	Tested the source information underlying the determination of the discount rates and verified the accuracy of the calculations.
o	Tested the relevance and reliability of source information underlying the determination of fair value of the acquired land and compared to available market data.
o	Developed an independent estimate of the fair value of the acquired land and compared to management’s estimate.

Neeltran Goodwill Valuation Impairment Assessment

As described in Notes 3 and 5 to the consolidated financial statements, management tests goodwill for impairment, at the reporting unit level, as of February 28 of each fiscal year, or more frequently if events or changes in circumstances indicate the goodwill asset might be impaired. The Company first assesses qualitatively whether it is necessary to perform a quantitative goodwill impairment test. The quantitative impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. A quantitative assessment was performed as of February 28, 2025, for the Company’s goodwill balance resulting from its acquisition of Neeltran, Inc. To test goodwill quantitatively for impairment, management compares the estimated fair value of each reporting unit with the carrying amount of each reporting unit, including the recorded goodwill. In estimating the fair value of each reporting unit, management uses a methodology which combines an income approach, using a discounted cash flows method, with a market approach.

We identified the goodwill impairment assessment for the Company’s Neeltran reporting unit as a critical audit matter because of the significant estimates and assumptions used by management when estimating the fair value of this reporting unit, including management’s forecasts of revenue growth rates, operating margins and terminal growth rates as well as management’s selection of the discount rates. Auditing the reasonableness of management’s estimates and assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists.

Our audit procedures related to the assessment of Neeltran goodwill impairment included the following, among others:

●	We obtained an understanding of the relevant internal controls related to management’s goodwill impairment assessment and tested the design and operating effectiveness of those internal controls including management’s review control over the significant assumptions in the goodwill impairment assessment.

●	We evaluated the reasonableness of management’s forecasts of revenue growth rates and operating margins by comparing the projections to historical results.

●	We tested the underlying data used by management in their development of forecasts of revenue growth rates and operating margins for accuracy and completeness.

●	We evaluated the reasonableness of management’s selection of comparable entities with similar operations and economic characteristics.

●	With the assistance of our valuation specialists, we:

o	Evaluated the reasonableness of the discount rate and multiple of earnings used in management’s assessment by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations
o	Evaluated the appropriateness of the valuation methods used by management and tested their mathematical accuracy.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

Boston, Massachusetts

May 21, 2025

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	March 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$79,494	$90,522
Accounts receivable, net	46,186	26,325
Inventory, net	71,169	41,857
Prepaid expenses and other current assets	8,055	7,295
Restricted cash	1,613	468
Total current assets	206,517	166,467

Property, plant and equipment, net	38,572	10,861
Intangibles, net	5,916	6,369
Right-of-use assets	3,829	2,557
Goodwill	48,164	43,471
Restricted cash	4,274	1,290
Deferred tax assets	1,178	1,119
Equity-method investments	1,113	—
Other assets	958	637
Total assets	$310,521	$232,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$32,282	$24,235
Lease liability, current portion	685	716
Debt, current portion	—	25
Contingent consideration	—	3,100
Deferred revenue, current portion	66,797	50,732
Total current liabilities	99,764	78,808

Deferred revenue, long term portion	9,336	7,097
Lease liability, long term portion	2,684	1,968
Deferred tax liabilities	1,595	300
Other liabilities	28	27
Total liabilities	113,407	88,200

Commitments and Contingencies (Note 18)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 39,887,536 and 37,343,812 shares issued and 39,484,185 and 36,946,181 shares outstanding at March 31, 2025 and 2024, respectively	399	373
Additional paid-in capital	1,259,540	1,212,913
Treasury stock, at cost, 403,351 and 397,631 at March 31, 2025 and 2024, respectively	(3,765)	(3,639)
Accumulated other comprehensive income	1,565	1,582
Accumulated deficit	(1,060,625)	(1,066,658)
Total stockholders' equity	197,114	144,571
Total liabilities and stockholders' equity	$310,521	$232,771

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2025	2024
Revenues	$222,818	$145,639
Cost of revenues	160,964	110,356
Gross profit	61,854	35,283

Operating expenses:
Research and development	11,425	7,991
Selling, general and administrative	43,091	31,600
Amortization of acquisition related intangibles	1,733	2,152
Change in fair value of contingent consideration	6,682	4,922
Restructuring	—	(14)
Total operating expenses	62,931	46,651

Operating loss	(1,077)	(11,368)

Interest income, net	3,708	1,302
Other expense, net	(265)	(736)

Income (loss) before income tax (benefit) expense	2,366	(10,802)
Income tax (benefit) expense	(3,667)	309
Net income (loss)	$6,033	$(11,111)

Net income (loss) per common share
Basic	$0.16	$(0.37)
Diluted	$0.16	$(0.37)

Weighted average number of common shares outstanding
Basic	36,990	29,825
Diluted	37,718	29,825

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended March 31,
	2025	2024
Net income (loss)	$6,033	$(11,111)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	(17)	11
Total other comprehensive (loss) gain, net of tax	(17)	11
Comprehensive income (loss)	$6,016	$(11,100)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock				Accumulated Other		Total
	Number of Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2023	29,937	$299	$1,139,113	$(3,639)	$1,571	$(1,055,547)	$81,797
Issuance of common stock - ESPP	34	—	279	—	—	—	279
Issuance of common stock - restricted shares, net of forfeited shares	682	7	(7)	—	—	—	—
Stock-based compensation expense	—	—	4,652	—	—	—	4,652
Issuance of stock for 401(k) match	80	1	623	—	—	—	624
Issuance of common stock for contingent consideration	400	4	3,088	—	—	—	3,092
Issuance of common stock - Equity Offering	6,210	62	65,165	—	—	—	65,227
Cumulative translation adjustment	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	(11,111)	(11,111)
Balance at March 31, 2024	37,343	$373	$1,212,913	$(3,639)	$1,582	$(1,066,658)	$144,571
Issuance of common stock - ESPP	18	—	307	—	—	—	307
Issuance of common stock - restricted shares, net of forfeited shares	889	10	(9)	—	—	—	1
Stock-based compensation expense	—	—	7,794	—	—	—	7,794
Issuance of stock for 401(k) match	41	—	845	—	—	—	845
Repurchase of treasury stock	—	—	—	(126)	—	—	(126)
Issuance of common stock - NWL acquisition, net of offering expenses	1,297	13	31,189	—	—	—	31,202
Issuance of common stock to settle contingent consideration	300	3	6,501	—	—	—	6,504
Cumulative translation adjustment	—	—	—	—	(17)	—	(17)
Net income	—	—	—	—	—	6,033	6,033
Balance at March 31, 2025	39,888	$399	$1,259,540	$(3,765)	$1,565	$(1,060,625)	$197,114

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$6,033	$(11,111)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	5,560	4,494
Stock-based compensation expense	7,794	4,652
Provision for excess and obsolete inventory	1,532	1,970
Amortization of operating lease right-of-use assets	976	321
Deferred income taxes	(4,304)	65
Earnings from equity method investments	132	—
Change in fair value of contingent consideration	6,682	4,922
Other non-cash items	(587)	44
Unrealized foreign exchange gain on cash and cash equivalents	(41)	(2)
Changes in operating asset and liability accounts:
Accounts receivable	(3,213)	4,340
Inventory	(7,707)	(6,841)
Prepaid expenses and other current assets	543	5,992
Operating leases	(1,563)	(327)
Accounts payable and accrued expenses	3,209	(13,498)
Deferred revenue	13,239	7,117
Net cash provided by operating activities	28,285	2,138

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,415)	(934)
Cash paid to settle NWL contingent consideration liability	(3,278)	—
Cash paid for NWL Acquisition, net of cash acquired	(29,577)	—
Change in other assets	64	(27)
Net cash used in investing activities	(35,206)	(961)

Cash flows from financing activities:
Repurchase of treasury stock	(126)	—
Repayment of debt	(25)	(65)
Cash paid related to registration of common stock shares	(148)	—
Proceeds from public equity offering, net	—	65,227
Proceeds from exercise of employee stock options and ESPP	307	279
Net cash provided by financing activities	8	65,441

Effect of exchange rate changes on cash, cash equivalents and restricted cash	14	(13)

Net (decrease) increase in cash, cash equivalents and restricted cash	(6,899)	66,605
Cash, cash equivalents and restricted cash at beginning of year	92,280	25,675
Cash, cash equivalents and restricted cash at end of year	$85,381	$92,280

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$312	$286
Non-cash investing and financing activities
Issuance of common stock in connection with the purchase of NWL	$31,350	$—
Issuance of common stock to settle contingent consideration	$6,504	$3,092
Right-of-use assets obtained in exchange for new lease obligations	$2,247	$680
Issuance of common stock to settle 401(k) match liabilities	$845	$624

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

Liquidity

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash and cash equivalents on hand, along with access to capital markets. The Company believes that these sources of liquidity are sufficient to meet both its short-term and reasonably foreseeable long-term requirements and obligations. At March 31, 2025, the Company had cash and cash equivalents of $79.5 million. Cash provided by operations for the year ended  March 31, 2025 was $28.3 million.

On August 1, 2024 (the "Acquisition Date"), the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the selling stockholders named therein. Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding shares of Megatran Industries, Inc. ("Megatran") (the "Acquisition"), for aggregate consideration in an amount equal to $61.4 million (the “Purchase Price”), which consideration amount was subject to various adjustments set forth in the Stock Purchase Agreement (including those described below) and consisted of: (a) (i) $25.0 million, minus (ii) the Indebtedness (as defined in the Stock Purchase Agreement) outstanding as of immediately prior to the closing, minus (iii) Company Expenses (as defined in the Stock Purchase Agreement) (collectively, the “Cash Purchase Price”); (b) a number of restricted shares (rounded up or down to the nearest whole share, as applicable) (the “Company Shares”) of the Company’s common stock, $.01 par value per share equal to the quotient obtained by dividing (x) $31.4 million (the “Share Purchase Price”) by (y) the closing price per share of common stock on the Nasdaq Global Select Market on the last trading day immediately preceding the Acquisition Date; and (c) an additional cash payment equal to $5.0 million, as adjusted pursuant to Sections 5.6(c), (d), and (f) of the Stock Purchase Agreement (the “Additional Cash Purchase Price”). Megatran is now a wholly-owned subsidiary of the Company and, together with its wholly-owned subsidiaries and affiliates, is operated and reported as a component of its Grid business segment. On the Acquisition Date, the Company paid to Megatran's selling stockholders $25.0 million in cash on hand, and 1,297,600 restricted shares of common stock. On September 23, 2024, the Company paid $3.3 million to the selling stockholders, which was calculated based on the agreed upon formula set forth in the Stock Purchase Agreement. As of March 31, 2025, there are no remaining obligations to the selling stockholders of Megatran. Throughout the financial statements and related footnotes, this is referred to as the "acquisition of NWL".

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

The Company believes that based on the information presented above and its annual management assessment, it has sufficient liquidity to fund its operations and capital expenditures for the next twelve months following the issuance of the consolidated financial statements for the year ended March 31, 2025. The impact of global sources of instability on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Acquisition

Acquisition of NWL

As described in Note 1, Nature of the Business and Operations and Liquidity, on the Acquisition Date, the Company acquired all of the issued and outstanding shares of capital stock of Megatran. Megatran's wholly-owned subsidiary, NWL, Inc. ("NWL"), is a U.S.-based global provider of engineered power conversion solutions for demanding industrial and military applications.

The Acquisition has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the Acquisition Date. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill.

The total purchase price of approximately $61.4 million includes the fair value of shares of the Company’s common stock issued at closing, and cash paid, as follows (in millions):

Cash payments	$30.0
Issuance of 1,297,600 shares of Company’s common stock	$31.4

At the Acquisition Date, in addition to the $30.0 million cash, the Company valued the Company’s common stock, using $24.16 per share, which was the closing price on the day prior to the day that the Company acquired Megatran. Acquisition costs of $1.1 million were included in selling, general and administrative ("SG&A") for the fiscal year ended  March 31, 2025.

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the Acquisition as of the Acquisition Date and reflective of measurement period adjustments (in millions):

Cash and cash equivalents	$0.4
Equity-method investments	1.2
Prepaid expenses and other current assets	1.7
Accounts receivable	16.1
Inventory	23.1
Property, plant, and equipment	28.4
Accounts payable and accrued expenses	(5.6)
Deferred revenue	(5.0)
Deferred tax liability	(5.6)
Net tangible assets/(liabilities)	54.7

Backlog	0.7
Customer relationships	1.3
Net identifiable intangible assets	2.0

Goodwill	4.7

Total purchase consideration	$61.4

The fair value of the financial assets acquired includes receivables with a fair value of $16.1 million. The gross amount due is $16.9 million, of which $0.8 million is expected to be uncollectible.

Inventory includes a $0.7 million adjustment to step up the inventory balance to fair value consistent with the purchase price allocation. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts. The inventory step up adjustment increased cost of revenue $0.7 million for the fiscal year ended  March 31, 2025 as the inventory was sold.

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

Goodwill represents the value associated with the acquired workforce and expected synergies related to the business combination of the two companies. Goodwill resulting from the Acquisition was assigned to the Company’s Grid business segment. Goodwill recognized in the Acquisition is not deductible for tax purposes. This purchase price allocation is preliminary and has not been finalized as the analysis on the assets and liabilities acquired, primarily the tax related liability, may require further adjustments to our purchase accounting that could result in a measurement period adjustment that would impact the Company's reported net assets and goodwill as of August 1, 2024. Material changes, if any, to the preliminary allocation summarized above will be reported once the related uncertainties are resolved, but no later than August 1, 2025. The deferred tax liability initially valued at $6.4 million is primarily related to basis difference of property, plant, and equipment. As of March 31, 2025 based on basis differences identified through the finalization of NWL’s pre-acquisition tax returns as well as a true up of state tax rates, a reduction in the deferred tax liability of $0.8 million was recorded in the three months ended March 31, 2025. This decreased the balance to $5.6 million, and the offsetting reduction was recorded to Goodwill, decreasing the balance to $4.7 million.

Pro forma Operating Results (Unaudited)

The pro forma consolidated statement of operations for the fiscal years ended March 31, 2025 and 2024 presented as if the Acquisition had occurred on April 1, 2023, is unaudited and is as follows:

	Fiscal year ended March 31,
	2025	2024
Net Revenue	$246,089	$220,102
Operating income (loss)	1,413	(5,696)
Net income	$4,153	$1,245

Net income per common share
Basic	$0.11	$0.04
Diluted	$0.11	$0.04
Shares - basic	37,426	31,122
Shares - diluted	38,155	31,586

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

In the consolidated results for the fiscal year ended  March 31, 2025, Megatran’s operations are included in the Company’s consolidated results from the Acquisition Date of August 1, 2024. Megatran contributed $50.5 million of revenue and $6.0 million in net income for the Company for the fiscal year ended  March 31, 2025. Amortization expense of $0.8 million is included for the fiscal year ended  March 31, 2025, as a result of the Megatran acquired intangible assets. In addition, $0.7 million for the step-up basis assigned to acquired inventory was charged to cost of revenues for the fiscal year ended  March 31, 2025.

3. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, business combinations, tax reserves, and deferred tax assets. Provisions for depreciation are based on their estimated useful lives using the straight-line method. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts.

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for credit losses. The Company’s accounts receivable relate principally to a limited number of customers. As of  March 31, 2025, Innomotics, LLC., accounted for approximately 22% of the Company's accounts receivable balance, with no other customers accounting for greater than 10% of the balance. As of March 31, 2024, Capital Power and INOX Wind Limited accounted for approximately 14% and 12% of the Company's accounts receivable balance, respectively, with no other customers accounting for greater than 10% of the balance. Changes in the financial condition or operations of the Company’s customers may result in delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such, the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for credit losses, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. The Company has not recorded an allowance for credit losses as of each of the years ended  March 31, 2025 and 2024. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for credit losses and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

For the fiscal years ended  March 31, 2025 and 2024, the Company recorded inventory reserves of approximately $1.5 million and $2.0 million, respectively, based on evaluating its ending inventory on hand for excess quantities and obsolescence.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company accounts for depreciation and amortization using the straight-line method to allocate the cost of property, plant and equipment over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life in Years
Building	40
Equipment and software	3-10
Furniture and fixtures	3-5
Leasehold improvements	Shorter of the estimated useful life or the remaining lease term

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

There was no impairment indicators during the fiscal years ended  March 31, 2025 and 2024.

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

The Company performed its annual assessment of goodwill on February 28, 2025, and determined that there was no impairment to goodwill.

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

Infrequently, the Company receives requests from customers to hold product being purchased from us for a valid business purpose. The Company recognizes revenues for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has been transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; there are no continuing performance obligation in regards to the purchased product and these products have been segregated from the Company's inventories and cannot be used to fill other orders received. During the fiscal years ended March 31, 2025 and 2024 there were no such held transactions.

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

The consideration for its acquisitions may include future payments that are contingent upon the occurrence of a particular event. The Company records a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments, refer to Note 13 for further information regarding valuation methodology and assumptions. Each period the Company revalues the contingent consideration obligations associated with the acquisition to fair value and records changes in the fair value within the operating expenses in its consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed revenue risk premium and volatility, as well as changes in the stock price and assumed probability with respect to the attainment of certain financial and operational metrics, among others. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value of contingent consideration recorded at each reporting period.

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

Deferred income taxes are recognized for the tax consequences in future fiscal years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a valuation allowance against its U.S., Poland, and Romania deferred income tax assets since the Company believes that it is more likely than not that these deferred tax assets are not currently realizable due to uncertainty around profitability in the future.

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

Equity Method Investments

The Company treats the equity investment in the consolidated financial statements under the equity method. Equity method investments are equity securities in entities we do not control but over which we have the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss, less distributions received.

Computation of Net Income (Loss) per Common Share

Basic net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in periods of net income, by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the fiscal years ended  March 31, 2025, common equivalent shares of 468,815 were not included in the calculation of diluted EPS as they were considered antidilutive. Of these, 468,652 were shares of performance-based restricted stock where the contingency was not met, and 163 were awards that were considered anti-dilutive. For the fiscal years ended March 31, 2024, common equivalent shares of 809,949 were not included in the calculation of diluted EPS as they were considered antidilutive. Of these, 509,949 were shares of performance-based restricted stock where the contingency was not met, and 300,000 relate to shares associated with the derivative liability for which the contingency had not yet been met. The following table reconciles the numerators and denominators of the EPS calculation for the fiscal years ended  March 31, 2025 and 2024 (in thousands except per share amounts):

	Fiscal year ended March 31,
	2025	2024
Numerator:
Net income (loss)	$6,033	$(11,111)
Denominator:
Weighted-average shares of common stock outstanding	38,457	31,277
Weighted-average shares subject to repurchase	(1,467)	(1,452)
Shares used in per-share calculation ― basic	36,990	29,825
Shares used in per-share calculation ― diluted	37,718	29,825
Net loss per share ― basic	$0.16	$(0.37)
Net loss per share ― diluted	$0.16	$(0.37)

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency. The assets and liabilities of AMSC Austria are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Net foreign currency gains and losses are included in other expense, net on the consolidated statements of operations and were net losses of $0.7 million, for both of the fiscal years ended  March 31, 2025 and 2024. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.

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

The Company invests its available cash in high credit, quality financial instruments and invests primarily in investment-grade marketable securities, including, but not limited to, government obligations and money market funds.

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to obtain additional contract modifications in the year ending March 31, 2026 and beyond as incremental funding is authorized and appropriated by the government.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If, with respect to a matter, it is not both probable to result in liability and the amount of loss cannot be reasonably estimated, an estimate of possible loss or range of loss is disclosed unless such an estimate cannot be made. The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 18, “Commitments and Contingencies,” for further information.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and contingent consideration. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, short-term debt, accounts payable, and accrued expenses due to their short nature approximate fair value at  March 31, 2025 and 2024. The estimated fair values have been determined through information obtained from market sources and management estimates. Changes in fair value are recorded to other income (expense), net. The fair value for the contingent consideration is estimated using a Monte Carlo simulation and subject to revaluation at each balance sheet date. The Company classifies the estimates used to fair value these instruments as Level 3 inputs. See Note 6, “Fair Value Measurements” for a full discussion on fair value measurements.

4. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. For the fiscal year ended  March 31, 2025, 88% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. For the fiscal year ended  March 31, 2024, 80% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized. The Company has elected to recognize incremental costs of obtaining a contract as expense when incurred except in contracts where the amortization period would exceed twelve months. As of March 31, 2025 and 2024, the Company's capitalized incremental contract costs were not material. The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component if the period of financing is twelve months or less. The Company has elected to recognize revenue based on the as invoiced practical expedient if there is a right to consideration from a customer in an amount that corresponds directly with the value of the Company's performance.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

The following tables disaggregate the Company’s revenue by product line and by shipment destination (in thousands):

	Year Ended March 31, 2025
Product Line:	Grid	Wind
Equipment and systems	$175,117	$34,079
Services and technology development	12,053	1,569
Total	$187,170	$35,648

Region:
Americas	$169,886	$2
Asia Pacific	7,392	35,608
EMEA	9,892	38
Total	$187,170	$35,648

	Year Ended March 31, 2024
Product Line:	Grid	Wind
Equipment and systems	$112,829	$21,211
Services and technology development	9,236	2,363
Total	$122,065	$23,574

Region:
Americas	$107,036	$102
Asia Pacific	9,768	23,404
EMEA	5,261	68
Total	$122,065	$23,574

As of  March 31, 2025 and March 31, 2024, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 7, “Accounts Receivable” and Note 8, “Inventory” for a reconciliation to the consolidated balance sheets) and "Contract liabilities", which are included in the current portion and long term portion of “Deferred revenue” in the Company’s consolidated balance sheets, are as follows (in thousands):

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2024	$6,150	$2,523	$57,829
Increases for balances acquired	—	—	5,049
Increases for costs incurred to fulfill performance obligations	—	16,363	—
Increase (decrease) due to customer billings	(8,754)	—	120,533
Decrease due to cost recognition on completed performance obligations	—	(13,131)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	8,981	—	(107,211)
Other changes and foreign currency exchange impact	(1)	1	(67)
Ending balance as of March 31, 2025	$6,376	$5,756	$76,133

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2023	$9,958	$2,136	$50,760
Increases for costs incurred to fulfill performance obligations	—	4,411	—
Increase (decrease) due to customer billings	(20,392)	—	77,685
Decrease due to cost recognition on completed performance obligations	—	(4,021)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	16,572	—	(70,529)
Other changes and foreign currency exchange impact	12	(3)	(87)
Ending balance as of March 31, 2024	$6,150	$2,523	$57,829

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of March 31, 2025, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $200.9 million. There are also approximately $109.4 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the years ended  March 31, 2025 and 2024:

		Year Ended
	Reportable	March 31,
	Segment	2025	2024
Inox Wind Limited	Wind	14%	13%

5. Goodwill

The guidance under ASC 805-30, Business Combinations, provides for the recognition of goodwill on the acquisition date measured as the excess of the aggregate consideration transferred over the net of the acquisition date amounts of net assets acquired and liabilities assumed. The Company's goodwill balance relates to the NWL acquisition in fiscal 2024, the Neeltran acquisition in fiscal 2021, the NEPSI acquisition in fiscal 2020, and Infinia Technology Corporation acquisition in fiscal 2017 and is reported in the Grid business segment.

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized but reviewed for impairment. Goodwill is reviewed annually on February 28th and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable. Goodwill increased by $4.7 million during the fiscal year ended  March 31, 2025, related to the NWL acquisition. This includes a $0.8 million adjustment related to the true up of the deferred tax asset consisting primarily of tax basis differences identified through NWL's final pre-acquisition tax returns. There were no changes to Goodwill during the fiscal year ended March 31, 2024.

The Company performed its annual assessment of goodwill on February 28, 2025 and determined that there was no impairment to goodwill.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ended March 31, 2025.

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

Short-term Cash Instruments

Short-term cash instruments consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices in markets that are not active, and are classified within Level 2 of the valuation hierarchy. Short-term cash instruments consist principally of certificates of deposits.

Contingent Consideration

Contingent consideration relates to the earnout payment set forth in the Stock Purchase Agreement governing the acquisition of Northeast Power Systems, Inc ("NEPSI") that provided that NEPSI could receive up to an additional 1,000,000 shares of common stock of the Company upon the achievement of certain specified revenue objectives over varying periods of up to four years following the NEPSI Acquisition Date which concluded in September of 2024. The Megatran Stock Purchase Agreement provided that the selling stockholders would be made whole as set forth in the agreement. We classified contingent consideration related to certain acquisitions within level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include revenue risk premium and revenue volatility. See Note 13, "Contingent Consideration" for further discussion. As of September 30, 2024, the Company had settled all outstanding contingent consideration.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  March 31, 2025 and 2024 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025:
Assets:
Cash equivalents	$51,230	$51,230	$—	$—
Short-term cash instruments	$1,404	$—	$1,404	$—

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024:
Assets:
Cash equivalents	$71,392	$71,392	$—	$—
Short-term cash instruments	$1,440	$—	$1,440	$—
Derivative liabilities:
Contingent Consideration	$3,100	$—	$—	$3,100

The table below reflects the activity for the Company’s contingent consideration derivative liability measured at fair value on a recurring basis (in thousands):

	NEPSI Acquisition Contingent Consideration	NWL Acquisition Contingent Consideration
Balance at March 31, 2023	$1,270	$—
Change in fair value	4,922	—
Settlement of contingent consideration	(3,092)	—
Balance at March 31, 2024	$3,100	$—
Change in fair value	3,404	3,278
Settlement of contingent consideration	(6,504)	(3,278)
Balance at March 31, 2025	$-	$-

7. Accounts Receivable

Accounts receivable at  March 31, 2025 and  March 31, 2024 consisted of the following (in thousands):

	March 31, 2025	March 31, 2024
Accounts receivable (billed)	$39,810	$20,175
Accounts receivable (unbilled)	6,376	6,150
Accounts receivable	$46,186	$26,325

8. Inventory

Inventory, net of reserves, at  March 31, 2025 and  March 31, 2024 consisted of the following (in thousands):

	March 31, 2025	March 31, 2024
Raw materials	$35,892	$20,622
Work-in-process	19,633	14,872
Finished goods	9,888	3,840
Deferred program costs	5,756	2,523
Inventory	$71,169	$41,857

The Company recorded inventory write-downs of $1.5 million and $2.0 million for the fiscal years ended  March 31, 2025 and 2024, respectively. These write-downs were based on the Company's evaluation on its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  March 31, 2025 and  March 31, 2024 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

9. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  March 31, 2025 and 2024 are as follows (in thousands):

	March 31, 2025	March 31, 2024
Land	$22,650	$980
Construction in progress - equipment	1,371	226
Buildings	7,528	5,416
Equipment and software	47,774	44,095
Furniture and fixtures	1,672	1,526
Leasehold improvements	7,969	6,990
Property, plant and equipment, gross	88,964	59,233
Less accumulated depreciation	(50,392)	(48,372)
Property, plant and equipment, net	$38,572	$10,861

Depreciation expense was $3.1 million and $2.3 million, for the fiscal years ended  March 31, 2025 and 2024, respectively. The increase in land relates to the property added as part of the NWL Acquisition.

10. Intangible Assets

Intangible assets at  March 31, 2025 and 2024 consisted of the following (in thousands):

	2025			2024
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	1,381	(1,381)	—	681	(681)	-	2
Trade names and trademarks	1,800	—	1,800	1,800	—	1,800	Indefinite
Customer relationships	10,880	(7,901)	2,980	9,600	(6,649)	2,951	7-10
Core technology and know-how	5,970	(4,834)	1,136	5,970	(4,352)	1,618	5-10
Intangible assets	$20,031	$(14,116)	$5,916	$18,051	$(11,682)	$6,369

The Company recorded intangible amortization expense of $2.4 million and $2.2 million, for the fiscal years ended March 31, 2025 and 2024, respectively. Included in the current period is $0.7 million related to intangible amortization related to backlog that is reported in cost of revenues for the fiscal year ended March 31, 2025 and less than $0.1 million for the fiscal year ended March 31, 2024.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Fiscal years ending March 31,	Total
2026	$1,349
2027	1,213
2028	671
2029	201
2030	128
Thereafter	554
Total	$4,116

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

The Company treats the equity investment in the consolidated financial statements under the equity method. Equity method investments are equity securities in entities the Company does not control but over which it has the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss, less distributions received. As of March 31, 2025 the Company did not have material accounts receivable nor accounts payable balances with NWL Pacific.

The tables below present the summarized financial information from the Acquisition Date through March 31, 2025, as provided to the Company by the investee, for the unconsolidated company (in thousands):

Fiscal year ended March 31,
2025
Net Revenue	$3,702
Gross Profit	1,483
Income from operations	490
Net income	474

Balance at March 31,
2025
Current Assets	$5,423
Noncurrent Assets	377
Current Liabilities	2,336
Noncurrent Liabilities	42

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  March 31, 2025 and  March 31, 2024 consisted of the following (in thousands):

	March 31, 2025	March 31, 2024
Accounts payable	$6,733	$4,476
Accrued inventories in-transit	2,111	539
Accrued other miscellaneous expenses	3,600	2,366
Accrued contract loss	97	97
Advanced deposits	1,267	2,270
Accrued compensation	13,418	10,326
Income taxes payable	305	346
Accrued product warranty	3,033	2,363
Accrued commissions	1,718	1,452
Total	$32,282	$24,235

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Fiscal Years Ended March 31,
	2025	2024
Balance at beginning of period	$2,363	$2,638
Acquired warranty obligations	637	-
Provisions for warranties during the period	1,641	1,751
Settlements during the period	(1,608)	(2,026)
Balance at end of period	$3,033	$2,363

13. Contingent Consideration

NEPSI Contingent Consideration

On October 1, 2020 (the "NEPSI Acquisition Date"), the Company entered into a Stock Purchase Agreement (the "NEPSI Stock Purchase Agreement") with the selling stockholders named therein. Pursuant to the terms of the NEPSI Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding (i) shares of capital stock of NEPSI, and (ii) membership interests of Northeast Power Realty, LLC, a New York limited liability company, which holds the real property that serves as NEPSI's headquarters (the "NEPSI Acquisition"). NEPSI is a U.S.-based global provider of medium-voltage metal-enclosed power capacitor banks and harmonic filter banks for use on electric power systems. NEPSI is a wholly-owned subsidiary of the Company and is operated by its Grid business segment. The purchase price was $26.0 million in cash and 873,657 restricted shares of common stock of the Company. As part of the transaction, the selling stockholders were entitled to receive up to an additional 1,000,000 shares of common stock of the Company upon the achievement of certain specified revenue objectives during varying periods of up to four years following closing of the NEPSI Acquisition. During the year ended March 31, 2024, the Company issued 399,999 shares of common stock and cash in lieu of a fractional share of common stock, related to the achievement of specified revenue objectives in connection with the NEPSI Acquisition. One specified revenue objective, which would have earned the selling stockholders 300,000 shares of Company common stock, was not achieved. NEPSI recognized revenues in excess of $120.0 million during the four years after the NEPSI Acquisition Date. As a result, during the quarter ended September 30, 2024, the Company issued 300,000 shares of common stock of the Company to the selling stockholders, following certification of the achievement of the specified earnout revenue objective. As of September 30, 2024, the Company had settled all outstanding contingent consideration under the NEPSI Stock Purchase Agreement.

The Company evaluated the NEPSI Acquisition earnout payment set forth in the NEPSI Stock Purchase Agreement, which was expected to require settlement in the Company's common stock, and determined the contingent consideration qualified for liability classification and derivative treatment under ASC 815, Derivatives and Hedging. As a result, for the periods in which the Company had outstanding contingent consideration, the fair value of the contingent consideration was remeasured and the resulting gain or loss was recognized in operating expenses until the share amount was fixed.

The following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the NEPSI Acquisition:

Fiscal Year 2024	June 30, 2024
Revenue risk premium	5.50%
Revenue volatility	27.5%
Stock Price	$23.39
Payment delay (days)	80
Fair value (millions)	$7.0

During the fiscal year ended March 31, 2025, the Company issued 300,000 shares of common stock related to the achievement of specified revenue objectives at a fair value of $6.5 million. The Company recorded a loss of $3.4 million for the increase in the fair value of the contingent consideration in the year ended March 31, 2025. The Company recorded a loss of $4.9 million for the increase in the fair value of the contingent consideration in the year ended March 31, 2024.

NWL Contingent Consideration

On  August 1, 2024, the Company entered into the Stock Purchase Agreement with the selling stockholders of NWL named therein. Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding shares of Megatran for aggregate consideration in an amount equal to $61.4 million which consideration amount was subject to various adjustments set forth in the Stock Purchase Agreement. The value of the contingent consideration to make the sellers whole was determined to be de minimis at the time of the Acquisition. On September 23, 2024, the Company paid $3.3 million to the selling stockholders, which was calculated based on the agreed upon formula set forth in the Stock Purchase Agreement. This amount is reflected as the change in fair value of this contingent consideration in the fiscal year ended March 31, 2025. As of September 30, 2024, there were no remaining obligations to the selling stockholders of NWL.

14. Income Taxes

(Loss) income before income taxes for the fiscal years ended March 31, 2025, and 2024 are provided in the table as follows (in thousands):

	Fiscal years ended March 31,
	2025	2024
Income/(Loss) before income tax expense:
U.S.	$1,882	$(11,503)
Foreign	484	701
Total	$2,366	$(10,802)

The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal years ended March 31,
	2025	2024
Current
Federal	$305	$150
State	222	—
Foreign	110	94
Total current	637	244

Deferred
Federal	(4,259)	56
State	(13)	—
Foreign	(32)	9
Total deferred	(4,304)	65

Income tax expense (benefit)	$(3,667)	$309

The reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is shown below.

	Fiscal years ended March 31,
	2025	2024
Statutory federal income tax rate	(21)%	(21)%
State income taxes, net of federal benefit	(35)	(7)
Foreign income tax rate differential	(2)	(2)
Stock options	(54)	—
Research and development tax credit	—	(4)
Mark to market adjustment on contingent consideration	59	(10)
Nondeductible expenses	12	—
True-up of NOLs	10	(58)
Withholding Tax	16	—
162(m)	43	—
Other	4	(4)
Valuation allowance	(231)	60
Effective income tax rate	155%	3%

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2025	March 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$150,703	$155,714
Research and development and other tax credit carryforwards	12,605	12,790
Capitalized research and development costs	5,787	3,514
Accruals and reserves	8,148	6,522
Fixed assets and intangible assets	398	639
Other	2,459	1,665
Gross deferred tax assets	180,100	180,844
Valuation allowance	(171,674)	(177,112)
Total deferred tax assets	8,426	3,732

Deferred tax liabilities:
Amortization	(7,127)	(1,492)
Other	(1,716)	(1,421)
Total deferred tax liabilities	(8,843)	(2,913)
Net deferred tax assets (liabilities)	$(417)	$819

Under the Tax Cuts and Jobs Act of 2017, taxpayers are required to capitalize and amortize expenses related for research and experimental as classified under Section 174 beginning in 2022. Amortization recovery for such costs are five years for domestic expenditures and fifteen for foreign expenditures. As of  March 31, 2025, the Company had approximately $31.9 million of research and experimental expenses that had been capitalized under Section 174 with a remaining basis of $24.4 million.

The Company has provided a full valuation allowance against its net deferred income tax assets in the U.S., Romania and Poland since it is more likely than not that its deferred tax assets will not be realizable. After consideration of all the available evidence, both positive and negative, the Company has determined that a $171.7 million valuation allowance at  March 31, 2025 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized which is a $5.4 million decrease from the $177.1 million valuation allowance as of March 31, 2024.

At March 31, 2025, the Company had aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $655.7 million and $185.6 million, respectively, which expire in the years ending March 31, 2026 through 2040. For U.S. federal tax purpose, approximately $103.1 million of federal net operating losses have an indefinite carryforward period. Included in the U.S. net operating loss are $3.5 million of acquired losses from Power Quality Systems, Inc. and $0.3 million of acquired losses from Infinia Technology Corporation. Research and development and other tax credit carryforwards amounting to approximately $10.6 million and $2.5 million are available to offset federal and state income taxes, respectively, and will expire in the years ending 2026 through 2041.

As of March 31, 2025, AMSC Romania has aggregate net operating loss carryforwards of approximately $0.4 million, which will begin to expire at March 31, 2028 and NWL Poland has aggregate net operating loss carryforwards of approximately $0.4 million, which will begin to expire at March 31, 2030.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined) can utilize any net operating loss ("NOL") and general business tax credit carryforwards it may have. The Company updated its study in fiscal 2024 to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing this study, the Company has concluded that the limitation will not have a material impact on its ability to utilize its NOL carryforwards.  If there were material ownership changes subsequent to the study, such changes could limit the Company's ability to utilize its NOL carryforwards.

The total amount of undistributed foreign earnings available to be repatriated at  March 31, 2025 was $3.1 million resulting in the recording of a $0.4 million deferred tax liability for foreign withholding taxes.

The Company has not recorded a deferred tax asset for the temporary difference associated with the excess of the tax greater than the book basis in its Romanian and Poland subsidiaries as the future tax benefit is not expected to reverse in the foreseeable future.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company did not identify any uncertain tax positions at March 31, 2025. The Company did not have any gross unrecognized tax benefits at  March 31, 2025 or 2024.

There were no reversals of uncertain tax positions in the fiscal years ended  March 31, 2025 and 2024.

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Any unrecognized tax benefits, if recognized, would favorably affect its effective tax rate in any future period. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next twelve months.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S. and Austria. All U.S. income tax filings for fiscal years ended March 31, 1997 through 2024 remain open and subject to examination.

All fiscal years from the fiscal year ended March 31, 2023 through 2025 remain open and subject to examination in Austria. Tax filings in Romania for the fiscal years ended March 31, 2020 through 2025 remain open and subject to examination. Tax filings in Poland for tax years 2021 through March 31, 2025 remain open and subject to examination.

15. Debt

As part of the acquisition of Neeltran, the Company identified four equipment financing agreements that Neeltran had entered into prior to the acquisition of Neeltran on  May 6, 2021. The Company did not have a current or long-term debt balance as of March 31, 2025, and had a current debt balance of less than $0.1 million and no long-term debt balance as of March 31, 2024.

16. Leases

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

Supplemental balance sheet information related to leases at  March 31, 2025 and 2024 are as follows (in thousands):

	March 31, 2025	March 31, 2024
Leases:
Right-of-use assets - Operating	3,829	2,557
Total right-of-use assets	$3,829	$2,557

Lease liabilities - ST Operating	685	716
Lease liabilities - LT Operating	2,684	1,968
Total lease liabilities	$3,369	$2,684

Weighted-average remaining lease term	4.94	3.49
Weighted-average discount rate	14.94%	9.83%

The costs related to the Company's finance lease are not material. The costs related to the Company's operating leases for the fiscal years ended  March 31, 2025 and 2024, are as follows (in thousands):

	Year ended	Year ended
	March 31, 2025	March 31, 2024
Operating Leases:
Operating lease costs - fixed	$1,453	$1,023
Operating lease costs - variable	119	158
Short-term lease costs	153	149
Total lease costs	$1,725	$1,330

The Company’s estimated minimum future lease obligations under the Company's leases are as follows:

Operating Leases
Year ended March 31,
2026	$1,041
2027	1,426
2028	812
2029	401
2030	300
Thereafter	1,212
Total minimum lease payments	5,192
Less: interest	(1,823)
Present value of lease liabilities	$3,369

17. Stockholders’ Equity

Stock-Based Compensation Plans

As of March 31, 2025, the Company had two active stock plans: the Amended and Restated 2007 Director Stock Plan, as amended (the “2007 Director Plan”) and the 2022 Stock Incentive Plan, as amended and restated (the "2022 Plan"). On August 2, 2024, the Company's stockholders approved the amendments to the 2022 Plan and amendments to the Company's 2007 Director Plan. The amendment to the 2022 Plan increased the total number of shares of common stock authorized for issuance under the 2022 Plan from 1,150,000 shares to 4,400,000 shares of common stock. The amendment to the 2007 Director Plan increased the total number of shares of common stock authorized for issuance under the 2007 Director Plan from 430,000 shares to 580,000 shares.

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

As of March 31, 2025, the 2022 Plan had 2,450,662 shares available for future issuance, and the 2007 Director Plan had 253,596 shares available for future issuance. Additionally, any shares which are subject to awards previously granted under the 2007 Plan that are forfeited or lapse unexercised and which following the effectiveness of the 2022 Plan are not issued under the 2007 Plan will become available for issuance under the 2022 Plan.

Stock-Based Compensation

The components of stock-based compensation for the years ended  March 31, 2025 and 2024 were as follows (in thousands):

	Fiscal years ended March 31,
	2025	2024
Stock options	$8	$40
Restricted stock and stock awards	7,732	4,563
Employee stock purchase plan	54	49
Total stock-based compensation expense	$7,794	$4,652

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding restricted stock was $15.6 million as of  March 31, 2025. This expense will be recognized over a weighted-average expense period of approximately 1.6 years.

The following table summarizes stock-based compensation expense by financial statement line item for the fiscal years ended  March 31, 2025 and 2024 (in thousands):

	Fiscal years ended March 31,
	2025	2024
Cost of revenues	$536	$293
Research and development	1,132	627
Selling, general and administrative	6,126	3,732
Total	$7,794	$4,652

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

	Options / Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at March 31, 2024	36,206	$6.94
Granted	—
Exercised	—
Canceled/forfeited	—
Outstanding at March 31, 2025	36,206	$6.94	5.2	$406
Exercisable at March 31, 2025	36,206	$6.94	5.2	$406
Fully vested and expected to vest at March 31, 2025	36,206	$6.94	5.2	$406

The Company did not grant any stock options under the 2007 Director Plan nor the 2022 Plan during both fiscal years ended  March 31, 2025 and 2024.

The following table summarizes the restricted stock activity for the year ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Aggregate Value (thousands)
Outstanding at March 31, 2024	1,425,654	$6.74
Granted	891,700	21.99
Vested	(524,201)	8.50
Forfeited	(3,000)	5.94
Outstanding at March 31, 2025	1,790,153	$13.82	$32,473

The total fair value of restricted stock that was granted during the fiscal years ended  March 31, 2025 and 2024 was $19.6 million and $4.8 million, respectively. The total fair value of restricted stock that vested during the fiscal years ended  March 31, 2025 and 2024 was $10.7 million and $4.5 million, respectively.

There were 250,000 performance-based restricted shares awarded during the fiscal year ended  March 31, 2025 for which the performance conditions are deemed probable to be met and the expense is being recorded over a three-year vesting period. There were 213,000 performance-based restricted shares awarded during the fiscal year ended  March 31, 2024 for which the performance conditions are deemed probable to be met and the expense is being recorded over a three-year vesting period.

The remaining shares awarded vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

Employee Stock Purchase Plan

The Company maintains the 2000 Employee Stock Purchase Plan, as amended (the "ESPP") which provides employees with the opportunity to purchase shares of common stock at a price equal to the market value of the common stock at the end of the offering period, less a 15% purchase discount. As of March 31, 2025, the ESPP had 48,635 shares available for future issuance. The Company recognized less than $0.1 million of compensation expense for both the fiscal years ended  March 31, 2025 and 2024, related to the ESPP.

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

Lease Commitments

During the years ended  March 31, 2025 and 2024, all lease costs were recorded in selling, general and administrative expense.  See Note 16, "Leases" for further details.

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

As of March 31, 2025, the Company had $4.3 million of restricted cash included in long-term assets and $1.6 million of restricted cash included in current assets. As of March 31, 2024, the Company had $1.3 million of restricted cash included in long term assets and $0.5 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects or collateral deposits. These deposits are held in interest bearing accounts.

19. Employee Benefit Plans

The Company has implemented a defined contribution plan (the “Plan”) under Section 401(k) of the IRC. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 100% up to 5% of eligible contributions. The Company recorded expenses of $1.2 million and $0.6 million in the fiscal years ended March 31, 2025 and 2024, respectively, and recorded corresponding charges to additional paid-in capital related to this program.

20. Business Segments

The Company reports its financial results in two reportable business segments: Grid and Wind. In accordance with ASC 280, Segment Reporting, the Company has identified two operating segments. The Company's operating segments reflect the way in which internally-reported financial information is used to make decisions and allocate resources.

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

AMSC’s Chief Executive Officer Daniel McGahn is the chief operating decision maker. The chief operating decision maker uses segment operating income (loss) to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances on a monthly basis for segment operating income (loss) when making decisions about allocating capital and personnel to the segments. The chief operating decision maker also uses segment operating income or loss to assess the performance for each segment by comparing the results and return on assets of each segment with one another and in the compensation of certain employees.

The following tables (i) summarize total sales by segment and (ii) reconcile each segment's sales to their respective segment operating income, including segment operating expenses, for each of the years ended  March 31, 2025 and 2024 (in thousands):

	Fiscal Year Ended March 31, 2025
	Grid	Wind	Unallocated	Total
Segment operating income:
Revenues	$187,170	$35,648	$-	$222,818

Less (a)
Segment other operating expenses (b)	185,358	31,856	6,681	223,895
Segment operating income (loss)	$1,812	$3,792	$(6,681)	$(1,077)

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(b) Segment other operating expense includes cost of sales, research and development expense, selling general, and administrative expense, amortization of acquisition related intangibles, and gain/loss on contingent consideration.

	Fiscal Year Ended March 31, 2024
	Grid	Wind	Unallocated	Total
Segment operating income:
Revenues	$122,065	$23,574	$-	$145,639

Less (a)
Segment other operating expenses (b)	128,974	23,125	4,908	157,007
Segment operating income (loss)	$(6,909)	$449	$(4,908)	$(11,368)

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(b) Segment other operating expense includes cost of sales, research and development expense, selling general, and administrative expense, amortization of acquisition related intangibles, and gain/loss on contingent consideration.

Unallocated corporate expenses consist of a loss on contingent consideration of $6.7 million in the fiscal year ended  March 31, 2025, and a loss on contingent consideration of $4.9 million in the fiscal year ended  March 31, 2024.

The reconciliation of segment operating loss to consolidated income (loss) before income taxes for the years ended  March 31, 2025 and 2024 is as follows (in thousands):

	Fiscal Years Ended March 31,
	2025	2024

Operating loss:	$(1,077)	$(11,368)
Interest income, net	3,708	1,302
Other expense	(265)	(736)
Income (loss) before taxes	$2,366	$(10,802)

Depreciation and amortization expense by segment for the years ended  March 31, 2025 and 2024 is as follows (in thousands):

	Fiscal Years Ended March 31,
	2025	2024
Grid	$5,468	$4,408
Wind	92	87
Total	$5,560	$4,495

Total assets for the two business segments as of  March 31, 2025 and  March 31, 2024 are as follows (in thousands):

	March 31, 2025	March 31, 2024
Grid	$211,520	$125,878
Wind	13,697	14,733
Corporate assets	85,304	92,160
Total	$310,521	$232,771

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

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2025	2024
North America	$37,426	$10,679
Europe	1,097	149
Asia Pacific	49	33
Total	$38,572	$10,861

21. Recent Accounting Pronouncements

In  November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Following the release of ASU 2023-07 in November 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of March 31, 2025, the Company has adopted ASU 2023-07 and made the required disclosures, and noted no other material impact on its consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date will be annual reporting periods beginning after December 15, 2024. The Company is evaluating any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The amendments in ASU 2024-03 address investor requests for more disclosure of disaggregated financial reporting information about expenses presented in the income statement. Following the release of ASU 2024-03 in November 2024, the effective date will be annual reporting periods beginning after December 15, 2026. The Company is evaluating the impact on its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013 Edition). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2025. Our evaluation excluded the acquisition of Megatran Industries, Inc. (referred to as the “NWL acquisition”), which was acquired on August 1, 2024. Our Consolidated Statement of Operations for the year ended March 31, 2025 included revenue of approximately $50.5 million and our Consolidated Balance Sheet as of March 31, 2025 included total assets of approximately $85.4 million attributable to the NWL acquisition. In accordance with guidance issued by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Superconductor Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited American Superconductor Corporation's (the Company) internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated May 21, 2025 expressed an unqualified opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Megatran Industries, Inc. and its wholly-owned subsidiaries (Megatran) from its assessment of internal control over financial reporting as of March 31, 2025, because it was acquired by the Company in the second quarter of 2024 and has not yet been fully incorporated into the Company’s internal controls over financial reporting. We have also excluded Megatran from our audit of internal control over financial reporting as of March 31, 2025. Megatran is a wholly owned subsidiary whose total assets and revenues represent approximately 28% and 23%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2025.

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

May 21, 2025

Item 9B.	OTHER INFORMATION

(a) None.

(b) During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders to be held in 2025 (the “2025 Proxy Statement”) in the section “Corporate Governance" which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The section of the 2025 Proxy Statement titled “Information About Executive and Director Compensation,” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2025 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2025 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance — Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is RSM US LLP, Boston, MA, Auditor ID: 49.

The section of the 2025 Proxy Statement titled “Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

Item 16.        FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-191153	3.1	9/13/2013
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 24, 2015.	8-K	000-19672	3.1	3/24/2015
3.3	Amended and Restated By-Laws of the Registrant.	8-K	000-19672	3.1	2/5/2025
4.1	Form of Indenture.	S-3	333-276766	4.1	1/30/2024
4.2	Description of Capital Stock.	10-K	000-19672	4.3	6/5/2019
10.1+	Amended and Restated 2007 Director Stock Plan, as Amended.	8-K	000-19672	10.2	8/5/2024
10.2+	Form of Non-statutory Stock Option Agreement Under Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.7	8/7/2007
10.3+	2022 Stock Incentive Plan, as Amended and Restated.	8-K	000-19672	10.1	8/5/2024
10.4+	Form of Time-Based Restricted Stock Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.2	8/5/2022
10.5+	Form of Performance-Based Restricted Stock Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.3	8/5/2022
10.6+	Form of Option Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.4	8/5/2022
10.7+	Form of Employee Nondisclosure and Developments Agreement.	10-K/A	333-43647	10.11	6/7/2018
10.8+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/2011
10.9+	Executive Severance Agreement, dated as of January 13, 2012, between the Registrant and John W. Kosiba.	8-K	000-19672	10.1	4/4/2017
10.10+	First Amendment to Executive Severance Agreement, effective as of July 31, 2017, between the Registrant and John W. Kosiba.	10-Q	000-19672	10.1	11/7/2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.11+	Fiscal 2024 Executive Incentive Plan.	8-K	000-19672	10.1	5/29/2024
19.1	Insider Trading Policy					*
21.1	Subsidiaries.					*
23.1	Consent of RSM US LLP					*
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
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

**
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	000-19672	97.1	5/29/2024
101.INS	Inline XBRL Instance Document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

BY:	/S/ Daniel P. McGahn
Daniel P. McGahn Chairman of the Board, President, and Chief Executive Officer

Date: May 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Daniel P. McGahn	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)	May 21, 2025
Daniel P. McGahn

/S/ John W. Kosiba, Jr.	Senior Vice President, Chief Financial Officer and Treasurer	May 21, 2025
John W. Kosiba, Jr.	(Principal Financial and Accounting Officer)

/S/ Arthur H. House	Lead Independent Director of the Board	May 21, 2025
Arthur H. House

/S/ Laura A. Dambier	Director	May 21, 2025
Laura A. Dambier

/S/ Margaret D. Klein	Director	May 21, 2025
Margaret D. Klein

/S/ Barbara g. Littlefield	Director	May 21, 2025
Barbara G. Littlefield

/S/ David R. Oliver, Jr.	Director	May 21, 2025
David R. Oliver, Jr.