Form 10-Q
period 2025-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2025-11-05
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	45,186,789
Class	Outstanding as of October 31, 2025

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$212,891	$79,494
Accounts receivable, net	39,870	46,186
Inventory, net	75,457	71,169
Prepaid expenses and other current assets	11,775	8,055
Restricted cash	2,867	1,613
Total current assets	342,860	206,517

Property, plant and equipment, net	38,956	38,572
Intangibles, net	5,242	5,916
Right-of-use assets	3,789	3,829
Goodwill	48,164	48,164
Restricted cash	2,998	4,274
Deferred tax assets	1,250	1,178
Equity-method investments	1,511	1,113
Other assets	833	958
Total assets	$445,603	$310,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$34,679	$32,282
Lease liability, current portion	968	685
Deferred revenue, current portion	52,157	66,797
Total current liabilities	87,804	99,764

Deferred revenue, long-term portion	11,233	9,336
Lease liability, long-term portion	2,681	2,684
Deferred tax liabilities, long-term portion	1,674	1,595
Other liabilities	29	28
Total liabilities	103,421	113,407

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 45,590,140 and 39,887,536 shares issued and 45,186,789 and 39,484,185 shares outstanding at September 30, 2025 and March 31, 2025, respectively	456	399
Additional paid-in capital	1,393,266	1,259,540
Treasury stock, at cost, 403,351 at September 30, 2025 and March 31, 2025	(3,765)	(3,765)
Accumulated other comprehensive income	1,376	1,565
Accumulated deficit	(1,049,151)	(1,060,625)
Total stockholders' equity	342,182	197,114
Total liabilities and stockholders' equity	$445,603	$310,521

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$65,862	$54,471	$138,220	$94,761

Cost of revenues	45,423	38,858	93,292	66,923

Gross margin	20,439	15,613	44,928	27,838

Operating expenses:
Research and development	3,729	2,646	8,033	4,931
Selling, general and administrative	13,408	10,525	27,611	19,423
Amortization of acquisition-related intangibles	337	433	674	845
Change in fair value of contingent consideration	—	2,762	—	6,682
Total operating expenses	17,474	16,366	36,318	31,881

Operating income (loss)	2,965	(753)	8,610	(4,043)

Interest income, net	2,269	979	3,201	2,099
Other expense, net	(367)	(329)	(21)	(489)
Income (loss) before income tax expense (benefit)	4,867	(103)	11,790	(2,433)

Income tax expense (benefit)	117	(4,990)	316	(4,796)

Net income	$4,750	$4,887	$11,474	$2,363

Net income per share of common stock
Basic	$0.11	$0.13	$0.28	$0.07
Diluted	$0.11	$0.13	$0.27	$0.06

Weighted average number of shares of common stock outstanding
Basic	43,242	36,952	41,070	36,317
Diluted	44,210	37,499	41,988	36,951

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$4,750	$4,887	$11,474	$2,363
Other comprehensive loss, net of tax:
Foreign currency translation loss	2	88	189	73
Total other comprehensive loss, net of tax	2	88	189	73
Comprehensive income	$4,748	$4,799	$11,285	$2,290

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE Three and Six Months Ended September 30, 2025 AND 2024

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2025	39,888	$399	$1,259,540	$(3,765)	$1,565	$(1,060,625)	$197,114
Issuance of common stock – restricted shares, net of forfeited shares	918	9	(9)	—	—	—	—
Stock-based compensation expense	—	—	4,526	—	—	—	4,526
Issuance of common stock for 401(k) match	14	1	361	—	—	—	362
Issuance of common stock - equity offering, net of offering expenses	4,744	47	124,530	—	—	—	124,577
Cumulative translation adjustment	—	—	—	—	(187)	—	(187)
Net income	—	—	—	—	—	6,724	6,724
Balance at June 30, 2025	45,564	$456	$1,388,948	$(3,765)	$1,378	$(1,053,901)	$333,116
Exercise of stock options	10	—	66	—	—	—	66
Issuance of common stock – restricted shares, net of forfeited shares	7	—	—	—	—	—	—
Issuance of common stock – ESPP	3	—	176	—	—	—	176
Stock-based compensation expense	—	—	3,766	—	—	—	3,766
Issuance of common stock for 401(k) match	6	—	310	—	—	—	310
Cumulative translation adjustment	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	4,750	4,750
Balance at September 30, 2025	45,590	$456	$1,393,266	$(3,765)	$1,376	$(1,049,151)	$342,182

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2024	37,343	$373	$1,212,913	$(3,639)	$1,582	$(1,066,658)	$144,571
Issuance of common stock – restricted shares, net of forfeited shares	44	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	1,229	—	—	—	1,229
Issuance of common stock for 401(k) match	12	—	179	—	—	—	179
Repurchase of treasury stock	—	—	—	(126)	—	—	(126)
Cumulative translation adjustment	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	(2,524)	(2,524)
Balance at June 30, 2024	37,399	$374	$1,214,320	$(3,765)	$1,597	$(1,069,182)	$143,344
Issuance of common stock – ESPP	8	—	157	—	—	—	157
Issuance of common stock – restricted shares, net of forfeited shares	815	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	843	—	—	—	843
Issuance of common stock for 401(k) match	7	—	166	—	—	—	166
Issuance of common stock - Megatran acquisition, net of offering expenses	1,298	13	31,189	—	—	—	31,202
Issuance of common stock to settle contingent consideration	300	3	6,501	—	—	—	6,504
Cumulative translation adjustment	—	—	—	—	(88)	—	(88)
Net income	—	—	—	—	—	4,887	4,887
Balance at September 30, 2024	39,827	$398	$1,253,168	$(3,765)	$1,509	$(1,064,295)	$187,015

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$11,474	$2,363
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,525	2,395
Stock-based compensation expense	8,292	2,072
Provision for excess and obsolete inventory	1,790	780
Amortization of operating lease right-of-use assets	601	546
Deferred income taxes	15	(5,165)
Earnings from equity method investments	(398)	—
Change in fair value of contingent consideration	—	6,682
Other non-cash items	138	(15)
Changes in operating asset and liability accounts:
Accounts receivable	6,305	2,538
Inventory	(5,982)	(6,672)
Prepaid expenses and other assets	(3,503)	(2,082)
Operating leases	(281)	(1,048)
Accounts payable and accrued expenses	2,911	(4,455)
Deferred revenue	(13,275)	18,182
Net cash provided by operating activities	10,612	16,121

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,206)	(852)
Cash paid to settle Megatran contingent consideration liability	—	(3,278)
Cash paid for Megatran Acquisition, net of cash acquired	—	(29,577)
Change in other assets	83	218
Net cash used in investing activities	(2,123)	(33,489)

Cash flows from financing activities:
Repurchase of treasury stock	—	(126)
Repayment of debt	—	(25)
Employee taxes paid related to net settlement of equity awards	—	(148)
Proceeds from exercise of employee stock options and ESPP	242	157
Proceeds from public equity offering, net of offering expenses	124,577	—
Net cash provided by (used in) financing activities	124,819	(142)

Effect of exchange rate changes on cash	67	16

Net increase (decrease) in cash, cash equivalents and restricted cash	133,375	(17,494)
Cash, cash equivalents and restricted cash at beginning of period	85,381	92,280
Cash, cash equivalents and restricted cash at end of period	$218,756	$74,786

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$381	$248
Non-cash investing and financing activities
Issuance of common stock in connection with the purchase of Megatran	$—	$31,350
Issuance of common stock to settle contingent consideration	$—	$6,504
Right-of-use assets obtained in exchange for new lease obligations	$557	$—
Issuance of common stock to settle 401k match liabilities	$672	$345

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling interest are accounted for under the equity method of accounting. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to those instructions. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended  September 30, 2025 and 2024, and the financial position at September 30, 2025; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited condensed consolidated financial statements for the year ended  March 31, 2025, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended  March 31, 2025 filed with the SEC on May 21, 2025.

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

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the three and six months ended September 30, 2024 presented as if the NWL Acquisition had occurred on April 1, 2024, is as follows:

	Three Months Ended September 30, 2024	Six Months Ended September 30, 2024
Net Revenue	$58,722	$118,032
Operating income (loss)	81	(4,079)
Net income (loss)	$635	$(2,748)

Net income per common share
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)
Shares - basic	37,404	37,189
Shares - diluted	37,950	37,189

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

NWL contributed $16.4 million of revenue and $2.0 million in net income for the Company for the three months ended September 30, 2025. NWL contributed $34.1 million of revenue and $4.5 million in net income for the Company for the six months ended September 30, 2025. Amortization expense of less than $0.1 million and $0.1 million is included in the three and six months ended September 30, 2025, respectively, as a result of the acquired intangible assets from the NWL Acquisition.

3. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. For both the three and six months ended September 30, 2025, 90% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. For the three and six months ended September 30, 2024, 90% and 89%, respectively, of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

Infrequently, the Company receives requests from customers to hold product being purchased from us for a valid business purpose. The Company recognizes revenues for such arrangements provided the transaction meets, at a minimum, the following criteria: the reason for the bill-and-hold arrangement must be substantive; the product must be identified separately as belonging to the customer; the product currently must be ready for physical transfer to the customer; the entity cannot have the ability to use the product or to direct it to another customer. Revenue for the three and six months ended September 30, 2025 included $7.9 million from such held transactions. There were no such transactions for the three and six months ended  September 30, 2024.

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized. The Company has elected to recognize incremental costs of obtaining a contract as expense when incurred except in contracts where the amortization period would exceed twelve months. As of  September 30, 2025 and March 31, 2025, the Company's capitalized incremental contract costs were not material. The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component if the period of financing is twelve months or less. The Company has elected to recognize revenue based on the as invoiced practical expedient if there is a right to consideration from a customer in an amount that corresponds directly with the value of the Company's performance.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

The following tables disaggregate the Company’s revenue by product line and by shipment destination (in thousands):

	Three Months Ended September 30, 2025		Six Months Ended September 30, 2025
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$49,951	$11,223	$105,574	$23,103
Services and technology development	4,391	297	8,855	688
Total	$54,342	$11,520	$114,429	$23,791

Region:
Americas	$47,400	$16	$85,421	$16
Asia Pacific	4,026	11,425	22,329	23,696
EMEA	2,916	79	6,679	79
Total	$54,342	$11,520	$114,429	$23,791

	Three Months Ended September 30, 2024		Six Months Ended September 30, 2024
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$43,747	$7,166	$74,452	$14,591
Services and technology development	3,189	369	4,820	898
Total	$46,936	$7,535	$79,272	$15,489

Region:
Americas	$43,479	$1	$73,957	$1
Asia Pacific	790	7,531	1,989	15,483
EMEA	2,667	3	3,326	5
Total	$46,936	$7,535	$79,272	$15,489

As of September 30, 2025 and 2024, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 8, “Accounts Receivable” and Note 9, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and "Contract liabilities", which are included in the current portion and long-term portion of "Deferred revenue" in the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2025	$6,376	$5,756	$76,133
Increases for costs incurred to fulfill performance obligations	—	15,934	—
Increase (decrease) due to customer billings	(10,269)	—	47,765
Decrease due to cost recognition on completed performance obligations	—	(16,718)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	12,207	—	(61,496)
Other changes and FX impact	13	46	988
Ending balance as of September 30, 2025	$8,327	$5,018	$63,390

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2024	$6,150	$2,523	$57,829
Increase for balances acquired	—	—	5,049
Increases for costs incurred to fulfill performance obligations	—	4,866	—
Increase (decrease) due to customer billings	(6,241)	—	70,133
Decrease due to cost recognition on completed performance obligations	—	(2,553)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	4,607	—	(52,084)
Other changes and FX impact	7	12	344
Ending balance as of September 30, 2024	$4,523	$4,848	$81,271

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of September 30, 2025, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $209.5 million. There are also approximately $78.2 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and six months ended September 30, 2025, and 2024:

		Three Months Ended		Six Months Ended
	Reportable	September 30,		September 30,
	Segment	2025	2024	2025	2024
Inox Wind Limited	Wind	16%	12%	16%	14%
Anovion LLC	Grid	12%	<10%	<10%	<10%
Fuji Bridex Pte Ltd	Grid	<10%	<10%	13%	<10%

4. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended  September 30, 2025, and 2024 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$266	$39	$605	$97
Research and development	511	113	1,199	256
Selling, general and administrative	2,989	691	6,488	1,719
Total	$3,766	$843	$8,292	$2,072

The Company issued 7,000 shares and 887,000 shares of restricted stock during the three and six months ended September 30, 2025, respectively. The Company issued no shares and 39,445 shares of immediately vested common stock during the three and six months ended September 30, 2025, respectively. The Company issued 817,500 shares and 842,500 shares of restricted stock during the three and six months ended September 30, 2024, respectively. The Company issued no shares and 19,200 shares of immediately vested common stock during the three and six months ended September 30, 2024, respectively. These restricted stock awards generally vest over 2-3 years. Awards for restricted stock include both time-based and performance-based awards. For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period. Performance-based awards are expensed over the requisite service period based on probability of achievement.

The Company granted no stock options and 2,112 stock options during the three and six months ended  September 30, 2025, respectively. The Company granted no stock options during the three and six months ended  September 30, 2024. The stock options granted during the six months ended  September 30, 2025 will vest over 2 years. The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. There were less than $0.1 million of unrecognized compensation costs for unvested stock options as of September 30, 2025. This expense will be recognized over a weighted average period of approximately 1.7 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $28.4 million as of  September 30, 2025. This expense will be recognized over a weighted-average expense period of approximately 1.9 years.

The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the six months ended  September 30, 2025 are as follows:

Six Months Ended September 30,
2025
Expected volatility	74.01%
Risk-free interest rate	4.19%
Expected life (years)	6.31
Dividend yield	None

5. Computation of Net Income per Share of Common Stock

Basic net income per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net income by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance-based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive. For the three months ended September 30, 2025, 553,740 shares were not included in the calculation of diluted EPS. Of these, 553,334 were shares of performance-based restricted stock where the contingency was not met and 406 shares relate to outstanding stock options that were considered anti-dilutive. For the six months ended September 30, 2025, 514,535 shares were not included in the calculation of diluted EPS. Of these, 513,926 were shares of performance-based restricted stock where the contingency was not met and 609 shares relate to outstanding stock options that were considered anti-dilutive. For the three months ended September 30, 2024, 535,001 shares were not included in the calculation of diluted EPS. Of these, 526,333 were shares of performance-based restricted stock where the contingency was not met. Of the remaining shares, 652 shares relate to outstanding stock awards that were considered anti-dilutive, and 8,016 shares related to ESPP shares and were excluded as they were considered anti-dilutive. For the six months ended  September 30, 2024, 479,341 shares were not included in the calculation of diluted EPS. Of these, 469,667 were shares of performance-based restricted stock where the contingency was not met. Of the remaining shares, 326 shares relate to outstanding stock awards that were considered anti-dilutive, and 9,348 shares related to ESPP shares and were excluded as they were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2025, and 2024 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$4,750	$4,887	$11,474	$2,363
Denominator:
Weighted-average shares of common stock outstanding	45,170	37,931	43,028	37,463
Weighted-average shares subject to repurchase	(1,928)	(979)	(1,958)	(1,146)
Shares used in per-share calculation ― basic	43,242	36,952	41,070	36,317
Shares used in per-share calculation ― diluted	44,210	37,499	41,988	36,951
Net income per share ― basic	$0.11	$0.13	$0.28	$0.07
Net income per share ― diluted	$0.11	$0.13	$0.27	$0.06

6. Goodwill and Other Intangibles

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized but reviewed for impairment. The Company's goodwill balance relates to the NWL Acquisition in fiscal 2024, the acquisition of Neeltran, Inc. in fiscal 2021, the Northeast Power Systems, Inc. ("NEPSI") acquisition in fiscal 2020, and the acquisition of Infinia Technology Corporation in fiscal 2017 and is reported in the Grid business segment. Goodwill is reviewed annually on February 28th and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable. Goodwill increased by $4.7 million during the fiscal year ended  March 31, 2025, related to the NWL Acquisition. There were no changes to Goodwill during the six months ended September 30, 2025.

The Company did not identify any triggers to assess impairment in the three and six months ended  September 30, 2025 or 2024.

Other Intangibles

Intangible assets at  September 30, 2025 and  March 31, 2025 consisted of the following (in thousands):

	September 30, 2025			March 31, 2025
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	1,381	(1,381)	—	1,381	(1,381)	—	2
Trade name and trademarks	1,800	—	1,800	1,800	—	1,800	Indefinite
Customer relationships	10,880	(8,332)	2,548	10,880	(7,901)	2,980	7-10
Core technology and know-how	5,970	(5,076)	894	5,970	(4,834)	1,136	5-10
Intangible assets	$20,031	$(14,789)	$5,242	$20,031	$(14,116)	$5,916

The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.3 million and $0.7 million in the three and six months ended  September 30, 2025, respectively. The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.4 million and $0.8 million in the three and six months ended  September 30, 2024.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Years ending March 31,	Total
2026 (remaining)	674
2027	1,213
2028	671
2029	201
2030	128
Thereafter	555
Total	$3,442

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three or six months ended September 30, 2025.

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

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  September 30, 2025 and  March 31, 2025 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025:
Assets:
Cash equivalents	$177,543	$177,543	$—	$—
Short-term cash instruments	$1,351	$—	$1,351	$—

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Assets:
Cash equivalents	$51,230	$51,230	$—	$—
Short-term cash instruments	$1,404	$—	$1,404	$—

8. Accounts Receivable

Accounts receivable at  September 30, 2025 and  March 31, 2025 consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Accounts receivable (billed)	$31,543	$39,810
Accounts receivable (unbilled)	8,327	6,376
Accounts receivable	$39,870	$46,186

9. Inventory

Inventory, net of reserves, at  September 30, 2025 and  March 31, 2025 consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Raw materials	$37,803	$35,892
Work-in-process	25,842	19,633
Finished goods	6,794	9,888
Deferred program costs	5,018	5,756
Net inventory	$75,457	$71,169

The Company recorded inventory write-downs of $1.1 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded inventory write-downs of $1.8 million and $0.8 million for the six months ended September 30, 2025 and 2024, respectively. These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  September 30, 2025 and  March 31, 2025 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  September 30, 2025 and  March 31, 2025 are as follows (in thousands):

	September 30, 2025	March 31, 2025
Land	$22,650	$22,650
Construction in progress – equipment	601	1,371
Buildings	7,986	7,528
Equipment and software	49,969	47,774
Furniture and fixtures	1,728	1,672
Leasehold improvements	8,256	7,969
Property, plant and equipment, gross	91,190	88,964
Less accumulated depreciation	(52,234)	(50,392)
Property, plant and equipment, net	$38,956	$38,572

Depreciation expense was $0.9 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $1.8 million and $1.4 million for the six months ended September 30, 2025 and 2024, respectively.

11. Equity-Method Investments

Investment in NWL Pacific Inc. Co., LTD

The Company has a 50% ownership in NWL Pacific Inc. Co., LTD ("NWL Pacific"). The investment represents the Company's interest in NWL Pacific. The investment is a joint venture in South Korea established on May 12, 1998.

The Company treats the equity investment in the condensed consolidated financial statements under the equity method. Equity method investments are equity securities in entities the Company does not control but over which it has the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss, less distributions received. As of  September 30, 2025 the Company did not have material accounts receivable nor accounts payable balances with NWL Pacific. The Company's investment in NWL Pacific was $1.5 million and $1.1 million as of  September 30, 2025 and March 31, 2025, respectively.

The table below presents the summarized financial information for periods presented post acquisition, as provided to the Company by the investee, for the unconsolidated company (in thousands):

	Three Months Ended September 30,	Six Months Ended September 30,
	2025	2025
Net revenue	$1,087	$3,686
Gross profit	494	1,654
Income from operation	98	755
Net income	$122	$867

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  September 30, 2025 and  March 31, 2025 consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Accounts payable	$7,404	$6,733
Accrued inventories in-transit	3,343	2,111
Accrued other miscellaneous expenses	4,435	3,600
Accrued contract loss	111	97
Advanced deposits	4,495	1,267
Accrued compensation	9,902	13,418
Income taxes payable	455	305
Accrued product warranty	3,334	3,033
Accrued commissions	1,200	1,718
Total	$34,679	$32,282

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$3,240	$2,542	$3,033	$2,363
Acquired warranty obligations	—	637	—	637
Provisions for warranties during the period	520	298	1,069	774
Settlements during the period	(426)	(367)	(768)	(664)
Balance at end of period	$3,334	$3,110	$3,334	$3,110

13. Income Taxes

The Company recorded income tax expense of $0.1 million and $0.3 million for the three and six months ended September 30, 2025, respectively, and income tax benefit of $5.0 million and $4.8 million for the three and six months ended September 30, 2024, respectively.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill ("OBBB") was signed into law, which includes a broad range of tax reform provisions that may affect the company's financial results. The OBBB allows an elective deduction for domestic Research and Development (R&D), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income), among other provisions. The Company has performed an initial evaluation of the impact of the OBBB on the Company's effective tax rate and deferred tax assets in 2025 and future periods. Based on this initial evaluation, the Company believes the tax reform provisions will not have a material impact on the Company’s consolidated financial statements and related disclosures.  We will continue to assess the implications of the OBBB, and our tax provision may be further impacted as additional guidance from the U.S. Department of the Treasury is released.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company re-evaluates these uncertain tax positions on a quarterly basis. The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company did not identify any uncertain tax positions in the six months ended  September 30, 2025 and did not have any gross unrecognized tax benefits as of September 30, 2025.

On a quarterly basis, the Company reassesses the valuation allowance on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. As of September 30, 2025, the Company continues to maintain a valuation allowance to reduce the U.S. federal and state deferred tax assets to the amount that will more likely than not be realized. Given the Company’s positive trend in earnings, the Company will assess during fiscal year 2025 whether sufficient positive evidence will exist to allow the Company to reach a conclusion that some or all of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded, the effect of which would be an increase in reported net income.

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

The Company did not record any activity related to contingent consideration in the three and six months ended September 30, 2025 as the liability was settled in the prior fiscal year. The Company recorded a gain resulting from the decrease in fair value of $0.5 million and a loss of $3.4 million resulting from the increases in the fair value of the contingent consideration in the three and six months ended September 30, 2024, respectively.

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

Supplemental balance sheet information related to leases at  September 30, 2025, and  March 31, 2025 are as follows (in thousands):

	September 30, 2025	March 31, 2025
Leases:
Right-of-use assets – Operating	$3,789	$3,829
Total right-of-use assets	3,789	3,829

Lease liabilities – ST Operating	$968	$685
Lease liabilities – LT Operating	2,681	2,684
Total lease liabilities	$3,649	$3,369

Weighted-average remaining lease term	4.60	4.94
Weighted-average discount rate	14.58%	14.94%

The costs related to the Company's operating leases for the three and six months ended September 30, 2025 and 2024, are as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2025	September 30, 2025
Operating Leases:
Operating lease costs – fixed	$421	$834
Operating lease costs – variable	45	91
Short-term lease costs	42	83
Total lease costs	$508	$1,008

	Three Months Ended	Six Months Ended
	September 30, 2024	September 30, 2024
Operating Leases:
Operating lease costs – fixed	$336	$645
Operating lease costs – variable	45	91
Short-term lease costs	39	78
Total lease costs	$420	$814

The Company’s estimated minimum future lease obligations under the Company's leases are as follows (in thousands):

Leases
Year ending March 31,
2026 (remaining)	$693
2027	1,555
2028	1,003
2029	396
2030	326
Thereafter	1,227
Total minimum lease payments	5,200
Less: interest	(1,551)
Present value of lease liabilities	$3,649

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

As of September 30, 2025, the Company had $3.0 million of restricted cash included in long-term assets and $2.9 million of restricted cash included in current assets. As of March 31, 2025, the Company had $4.3 million of restricted cash included in long term assets and $1.6 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects or collateral deposits. These deposits are held in interest bearing accounts.

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

The following tables (i) summarize total sales by segment and (ii) reconcile each segment's sales to their respective segment operating income, including segment operating expenses, for each of the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025				Six Months Ended September 30, 2025
	Grid	Wind	Unallocated	Total	Grid	Wind	Unallocated	Total
Segment operating income:
Revenues	$54,342	$11,520	$-	$65,862	$114,429	$23,791	$-	$138,220

Less (a)
Segment other operating expenses (b)	53,064	9,833	-	62,897	108,994	20,616	-	129,610
Segment operating income	$1,278	$1,687	$-	$2,965	$5,435	$3,175	$-	$8,610

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(b) Segment other operating expense includes cost of sales, research and development expense, selling general, and administrative expense, and amortization of acquisition related intangibles.

	Three Months Ended September 30, 2024				Six Months Ended September 30, 2024
	Grid	Wind	Unallocated	Total	Grid	Wind	Unallocated	Total
Segment operating income:
Revenues	$46,936	$7,535	$-	$54,471	$79,272	$15,489	$-	$94,761

Less (a)
Segment other operating expenses (b)	45,366	7,096	2,762	55,224	77,939	14,183	6,682	98,804
Segment operating income (loss)	$1,570	$439	$(2,762)	$(753)	$1,333	$1,306	$(6,682)	$(4,043)

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(b) Segment other operating expense includes cost of sales, research and development expense, selling general, and administrative expense, amortization of acquisition related intangibles, and gain/loss on contingent consideration.

Unallocated corporate expenses included a net loss on contingent consideration $2.8 million and $6.7 million in the three and six months ended September 30, 2024, respectively.

The reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes for the three and six months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30, 2025
	2025	2024	2025	2024

Operating income (loss):	$2,965	$(753)	$8,610	$(4,043)
Interest income, net	2,269	979	3,201	$2,099
Other expense, net	(367)	(329)	(21)	(489)
Income (loss) before income tax expense (benefit)	$4,867	$(103)	$11,790	$(2,433)

Depreciation and amortization expense by segment for the three and six months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30, 2025
	2025	2024	2025	2024
Grid	$1,266	$1,376	$2,468	$2,363
Wind	31	11	57	$32
Total	$1,297	$1,387	$2,525	$2,395

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

Total assets for the two business segments as of  September 30, 2025 and  March 31, 2025, are as follows (in thousands):

	September 30, 2025	March 31, 2025
Grid	$209,101	$211,520
Wind	17,665	13,697
Corporate assets	218,837	85,304
Total	$445,603	$310,521

18. Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date was annual reporting periods beginning after December 15, 2024. As of September 30, 2025, the Company is evaluating the impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date was annual reporting periods beginning after December 15, 2024. As of September 30, 2025, the Company is evaluating the impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The amendments in ASU 2024-03 address investor requests for more disclosure of disaggregated financial reporting information about expenses presented in the income statement. Following the release of ASU 2024-03 in November 2024, the effective date will be annual reporting periods beginning after December 15, 2026. As of September 30, 2025, the Company is evaluating the impact on its consolidated financial statements.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our addressable markets, our competitive position, macroeconomic conditions and their anticipated effect on our business, the benefits of our acquisitions, financial results and financial condition, expectations for our products, capabilities and potential uses of our products, steps taken to enhance liquidity, or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to: We have not been historically profitable, which may recur in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter; While we generated positive operating cash flow in fiscal 2024 and the prior year, we have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; Changes in exchange rates could adversely affect our results of operations; If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We may be required to issue performance bonds, which restricts our ability to access any cash used as collateral for the bonds; We may not realize all of the sales expected from our backlog of orders and contracts; If we fail to implement our business strategy successfully, our financial performance could be harmed; We rely upon third-party suppliers for the components and subassemblies of many of our Grid and Wind products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; Our contracts with the U.S. and Canadian governments are subject to audit, modification or termination by such governments and include certain other provisions in favor of the governments. The continued funding of such contracts may remain subject to annual legislative appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit; Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity and overall business; Our business and operations may be materially adversely impacted in the event of a failure or security breach of our or any critical third parties' IT Systems or Confidential Information; Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; A significant portion of our Wind segment revenues are derived from a single customer. If this customer’s business is negatively affected, it could adversely impact our business; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share; Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success marketing and selling our superconductor products and system-level solutions, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow; We or third parties on whom we depend may be adversely affected by natural disasters, including events resulting from climate change, and our business continuity and disaster recovery plans may not adequately protect us or our value chain from such events; Uncertainty surrounding our prospects and financial condition may have an adverse effect on our customer and supplier relationships; Pandemics, epidemics, or other public health crises may adversely impact our business, financial condition and results of operations; Adverse changes in domestic and global economic conditions could adversely affect our operating results; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Our products face competition, which could limit our ability to acquire or retain customers; We have operations in, and depend on sales in, emerging markets, including India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in India’s political, social, regulatory and economic environment may affect our financial performance; Industry consolidation could result in more powerful competitors and fewer customers; Our success could depend upon the commercial adoption of the REG system, which is currently limited, and a widespread commercial market for our REG products may not develop; Increasing focus and scrutiny on environmental sustainability and social initiatives could adversely impact our business and financial results; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Lower prices for other energy sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful or long-term protection for our technology, which could result in us losing some or all of our market position; Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; Our common stock has experienced, and may continue to experience, market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention; Unfavorable results of legal proceedings could have a material adverse effect on our business, operating results and financial condition; and the other important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2025, and our other reports filed with the SEC. These important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management's estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Changes in macroeconomic conditions arising from various reasons, such as the ongoing war between Russia and Ukraine, tariffs, trade restrictions and resulting trade conflicts, labor force availability, sourcing, material delays and global supply chain disruptions, could have a material adverse effect on our business, financial condition and results of operations.

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

Results of Operations

Three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024

Revenues

Total revenues increased 21% to $65.9 million for the three months ended September 30, 2025 and total revenues increased 46% to $138.2 million for the six months ended September 30, 2025 compared to $54.5 million and $94.8 for the three and six months ended September 30, 2024, respectively. Our revenues are summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Grid	$54,342	$46,936	$114,429	$79,272
Wind	11,520	7,535	23,791	15,489
Total	$65,862	$54,471	$138,220	$94,761

Our Grid business segment accounted for 83% of total revenues for both the three and six months ended September 30, 2025, compared to 86% and 84% for the three and six months ended September 30, 2024, respectively. Our Grid business segment revenues increased 16% to $54.3 million in the three months ended September 30, 2025, from $46.9 million in the three months ended September 30, 2024. Our Grid business segment revenues increased 44% to $114.4 million in the six months ended September 30, 2025, from $79.3 million in the six months ended September 30, 2024. The increase in the Grid business segment revenues in the three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024 was driven by the acquisition of NWL, increased shipments of new energy power systems, and additional ship protection systems revenues than in the prior year periods.

Our Wind business segment accounted for 17% of total revenues for both the three and six months ended September 30, 2025, compared to 14% and 16% for the three and six months ended September 30, 2024, respectively. Revenues in the Wind business segment increased 53% to $11.5 million in the three months ended September 30, 2025, from $7.5 million in the three months ended September 30, 2024. Revenues in the Wind business segment increased 54% to $23.8 million in the six months ended September 30, 2025, from $15.5 million in the six months ended September 30, 2024. The increase during the three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024, was driven by additional shipments of electrical control systems ("ECS").

Cost of Revenues and Gross Margin

Cost of revenues increased by 17% to $45.4 million for the three months ended September 30, 2025, compared to $38.9 million for the three months ended September 30, 2024. Cost of revenues increased by 39% to $93.3 million for the six months ended September 30, 2025, compared to $66.9 million for the six months ended September 30, 2024. Gross margin was 31% and 33% for the three and six months ended September 30, 2025, respectively, compared to 29% for both the three and six months ended September 30, 2024. The increase in gross margin in the three and six months ended September 30, 2025 was due to higher revenues, a favorable product mix and favorable impacts across the business due to pricing increases across our product lines.

Operating Expenses

Research and development

Research and development ("R&D") expenses increased 41% in the three months ended September 30, 2025, to $3.7 million from $2.6 million in the three months ended September 30, 2024. R&D expenses increased 63% in the six months ended September 30, 2025, to $8.0 million from $4.9 million in the six months ended September 30, 2024. The increase in the three and six months ended September 30, 2025 was driven primarily by the addition of NWL R&D expenses, higher overall compensation expense and additional stock-based compensation expense.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses increased 27% in the three months ended September 30, 2025, to $13.4 million from $10.5 million in the three ended September 30, 2024. SG&A expenses increased 42% in the six months ended September 30, 2025, to $27.6 million from $19.4 million in the six months ended September 30, 2024. The increase in SG&A expense in the three and six months ended September 30, 2025 was driven primarily by the addition of NWL SG&A expenses, higher overall compensation expense and additional stock-based compensation expense.

Amortization of acquisition-related intangibles

We recorded amortization expense related to our core technology and know-how and customer relationships of $0.3 million in the three months ended September 30, 2025, and $0.4 million in the three months ended September 30, 2024. We recorded amortization expense related to our core technology and know-how and customer relationships of $0.7 million in the six months ended September 30, 2025, and $0.8 million in the six months ended September 30, 2024. The decrease in amortization expense in the three and six months ended September 30, 2025 is a result of using the economic consumption method as the basis to amortize the acquired customer relationship intangible assets from Northeast Power Systems, Inc. ("NEPSI") and Neeltran, Inc.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the acquisition of NEPSI resulted in a gain of $0.5 million from a decrease in fair value and a loss of $3.4 million resulting from an increase in fair value in the three and six months ended September 30, 2024, respectively. During the three and six months ended September 30, 2024, we issued 300,000 shares of common stock of the Company to the selling stockholders following certification of the achievement of specified earnout revenue objectives. There was no activity in the three and six months ended September 30, 2025 as the contingent consideration was settled during the prior fiscal year.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating income (loss):
Grid	$1,278	$1,570	$5,435	$1,333
Wind	1,687	439	3,175	1,306
Unallocated corporate expenses	—	(2,762)	—	(6,682)
Total	$2,965	$(753)	$8,610	$(4,043)

Our Grid business segment generated operating income of $1.3 million and $5.4 million in the three and six months ended September 30, 2025, respectively, compared to an operating income of $1.6 million and $1.3 million in the three and six months ended September 30, 2024, respectively. The decrease in the Grid business segment operating income in the three months ended September 30, 2025 was due to higher overall compensation expense and higher stock comp expense. The improvement in the Grid business segment operating income in the six months ended September 30, 2025 was due to higher revenues and gross margins.

Our Wind business segment generated operating income of $1.7 million and $3.2 million in the three and six months ended September 30, 2025, respectively, compared to operating income of $0.4 million and $1.3 million in the three and six months ended September 30, 2024, respectively. The increase in the Wind business segment operating income in the three and six months ended September 30, 2025 was due to higher revenues and gross margins from increased sales of ECS units.

Unallocated corporate expenses included a net loss on contingent consideration of $2.8 million and $6.7 million in the three and six months ended September 30, 2024, respectively.

Interest income, net

Interest income, net, was $2.3 million and $3.2 million in the three and six months ended September 30, 2025, respectively, compared to $1.0 million and $2.1 million in the three and six months ended September 30, 2024, respectively. The increase in interest income, net, in the three and six months ended September 30, 2025 was due to higher cash balances primarily generated from the public offering completed in June 2025.

Other expense, net

Other expense, net, was $0.4 million and less than $0.1 million in the three and six months ended September 30, 2025, respectively, compared to $0.3 million and $0.5 million in the three and six months ended September 30, 2024, respectively. The increase in other expense, net, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024 was driven by unfavorable fluctuations in foreign currencies. The improvement in other expense, net, during the six months ended September 30, 2025, compared to the six months ended September 30, 2024, was driven by the impacts of favorable fluctuations in foreign currencies and gain on earnings from our NWL Pacific joint venture during the periods.

 Income Taxes

Income tax expense was $0.1 million and $0.3 million in the three and six months ended September 30, 2025, respectively, compared to income tax benefit of $5.0 million and $4.8 million in the three and six months ended September 30, 2024, respectively. The increase in income tax expense was a result of the release of the valuation allowance due to the recording of the deferred tax liability from the acquisition of Megatran in the prior year.

Net income

Net income was $4.8 million and $11.5 million in the three and six months ended September 30, 2025, respectively, compared to $4.9 million and $2.4 million in the three and six months ended September 30, 2024, respectively. The decrease in net income for the three months ended September 30, 2025 was driven primarily by the benefit of release of the valuation allowance due to the recording of the deferred tax liability from the acquisition of Megatran in the prior year. The improvement in net income for the six months ended September 30, 2025 was driven primarily by increased revenues and gross margins.

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

We define non-GAAP net income as net income before stock-based compensation, acquisition costs, amortization of acquisition-related intangibles, change in fair value of contingent consideration, and other non-cash or unusual charges. We believe non-GAAP net income assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net income as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net income is set forth in the table below (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$4,750	$4,887	$11,474	$2,363
Stock-based compensation	3,766	843	8,292	2,072
Acquisition costs	—	850	—	1,080
Amortization of acquisition-related intangibles	337	608	674	1,020
Change in fair value of contingent consideration	—	2,762	—	6,682
Non-GAAP net income	$8,853	$9,950	$20,440	$13,217

Non-GAAP net income per share - basic	$0.20	$0.27	$0.50	$0.36
Non-GAAP net income per share - diluted	$0.20	$0.27	$0.49	$0.36
Weighted average shares outstanding - basic	43,242	36,952	41,070	36,317
Weighted average shares outstanding - diluted	44,210	37,499	41,988	36,951

We generated non-GAAP net income of $8.9 million and $20.4 million, or $0.20 and $0.50 per share, for the three and six months ended September 30, 2025, respectively, compared to a non-GAAP net income of $10.0 million and $13.2 million, or $0.27 and $0.36 per share, for the three and six months ended September 30, 2024, respectively. For the three months ended September 30, 2025, the decrease in non-GAAP net income was a result of the release of the valuation allowance due to the recording of the deferred tax liability from the acquisition of Megatran in the prior year, partially offset by higher revenues and gross margins. The improvement in the non-GAAP net income for the six months ended September 30, 2025, was due to higher revenues and gross margins.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash and cash equivalents on hand, along with access to capital markets, including through our currently effective Registration Statements on Form S-3. We believe that these sources of liquidity are sufficient to meet both our short-term and reasonably foreseeable long-term requirements and obligations. As of September 30, 2025, we had cash and cash equivalents of $212.9 million.

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

As of September 30, 2025, we had cash, cash equivalents and restricted cash of $218.8 million, compared to $85.4 million as of March 31, 2025, an increase of $133.4 million. As of September 30, 2025, we had $3.4 million in cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	September 30, 2025	March 31, 2025
Cash and cash equivalents	$212,891	$79,494
Restricted cash	5,865	5,887
Total cash, cash equivalents, and restricted cash	$218,756	$85,381

For the six months ended September 30, 2025, net cash provided by operating activities was $10.6 million, compared to $16.1 million for the six months ended September 30, 2024. The decrease in cash flows provided by operating activities in the six months ended September 30, 2025 was due primarily to changes in deferred revenue, offset by change in accounts payable and accrued expenses, accounts receivable, deferred income taxes, and stock-based compensation expense.

For the six months ended September 30, 2025, net cash used in investing activities was $2.1 million, compared to $33.5 million for the six months ended September 30, 2024. The decrease in net cash used in investing activities was primarily due to cash paid for the NWL acquisition and related contingent consideration in the prior year.

For the six months ended September 30, 2025, net cash provided by financing activities was $124.8 million compared to cash used in financing activities of $0.1 million for the six months ended September 30, 2024. The increase in net cash provided by financing activities was due to the equity raise in June 2025.

As of September 30, 2025, we had $3.0 million of restricted cash included in long-term assets and $2.9 million of restricted cash included in current assets. At March 31, 2025, we had $4.3 million of restricted cash included in long-term assets and $1.6 million of restricted cash in current assets. These amounts included in restricted cash primarily represent collateral deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of September 30, 2025, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 14, "Contingent Consideration," Note 15, "Leases" and Note 16, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for the next twelve months. We raised $124.6 million, net of offering expenses, through an equity raise in June 2025. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all or execute on any other means of improving our liquidity as described above.  Additionally, the impact of global sources of instability, including the ongoing war between Russia and Ukraine, tariffs, trade restrictions and resulting trade conflicts, instability of financial institutions and political instability in the United States, on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09,  Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date was annual reporting periods beginning after December 15, 2024. As of September 30, 2025, we are evaluating the impact on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date was annual reporting periods beginning after December 15, 2024. As of September 30, 2025, we are evaluating the impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The amendments in ASU 2024-03 address investor requests for more disclosure of disaggregated financial reporting information about expenses presented in the income statement. Following the release of ASU 2024-03 in November 2024, the effective date will be annual reporting periods beginning after December 15, 2026. As of September 30, 2025, we are evaluating the impact on our consolidated financial statements.

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

Foreign currency exchange risk

The functional currency of each of our foreign subsidiaries is the U.S. dollar, except for AMSC Austria, for which the local currency (Euro) is the functional currency. The assets and liabilities of AMSC Austria are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net income and shown as a separate component of stockholders’ equity.

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

Foreign currency gains (losses) are included in net income and were a gain of $0.3 million for both the three and six months ended September 30, 2025, and loss of $0.3 million and $0.5 million for the three and six months ended September 30, 2024, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 21, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended September 30, 2025 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2025 - July 31, 2025	—	—	—
August 1, 2025 - August 31, 2025	—	—	—
September 1, 2025 - September 30, 2025	—	—	—
Total	—	—	—

(a) During the three months ended September 30, 2025, we did not purchase shares in connection with our stock-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

(a) None

(b) None

(c) On   August 15, 2025, Daniel P. McGahn, Chairman, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 111,205 shares of the Company’s common stock until the earlier of (i)   August 14, 2026, or (ii) the date in which all shares under the trading arrangement are sold.

On   August 15, 2025, John W. Kosiba, Jr., Senior Vice President, Chief Financial Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 48,512 shares of the Company’s common stock until the earlier of (i)   August 14, 2026, or (ii) the date in which all shares under the trading arrangement are sold.

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

Attached as Exhibits 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and March 31, 2025 (ii) Statements of Operations for the three and six months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

		By:	/s/ John W. Kosiba, Jr.
Date:	November 5, 2025		John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)