Form 10-Q
period 2025-12-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2026-02-04
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Common Stock, par value $0.01 per share	47,612,285
Class	Outstanding as of January 30, 2026

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$141,072	$79,494
Accounts receivable, net	62,581	46,186
Inventory, net	105,408	71,169
Prepaid expenses and other current assets	13,181	8,055
Restricted cash	2,751	1,613
Total current assets	324,993	206,517

Property, plant and equipment, net	87,451	38,572
Intangibles, net	13,852	5,916
Right-of-use assets	3,655	3,829
Goodwill	166,373	48,164
Restricted cash	3,288	4,274
Deferred tax assets, long-term portion	117,342	1,178
Equity-method investments	1,561	1,113
Other assets	1,019	958
Total assets	$719,534	$310,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$46,602	$32,282
Lease liability, current portion	1,078	685
Debt, current portion	1,621	—
Deferred revenue, current portion	72,659	66,797
Total current liabilities	121,960	99,764

Deferred revenue, long-term portion	16,704	9,336
Lease liability, long-term portion	2,560	2,684
Deferred tax liabilities, long-term portion	—	1,595
Debt, long-term portion	6,124	—
Contingent consideration	34,737	—
Other liabilities	613	28
Total liabilities	182,698	113,407

Commitments and Contingencies (Note 17)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 48,015,636 and 39,887,536 shares issued and 47,612,285 and 39,484,185 shares outstanding at December 31, 2025 and March 31, 2025, respectively	480	399
Additional paid-in capital	1,475,792	1,259,540
Treasury stock, at cost, 403,351 at December 31, 2025 and March 31, 2025	(3,765)	(3,765)
Accumulated other comprehensive income (loss)	(4,326)	1,565
Accumulated deficit	(931,345)	(1,060,625)
Total stockholders' equity	536,836	197,114
Total liabilities and stockholders' equity	$719,534	$310,521

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenues	$74,529	$61,403	$212,749	$156,163

Cost of revenues	51,677	45,077	144,970	112,000

Gross margin	22,852	16,326	67,779	44,163

Operating expenses:
Research and development	3,543	3,000	11,577	7,932
Selling, general and administrative	15,440	11,567	43,051	30,990
Amortization of acquisition-related intangibles	510	444	1,184	1,289
Change in fair value of contingent consideration	—	—	—	6,682
Total operating expenses	19,493	15,011	55,812	46,893

Operating income (loss)	3,359	1,315	11,967	(2,730)

Interest income, net	1,997	802	5,198	2,901
Other (expense)/income, net	77	272	57	(214)
Income (loss) before income tax benefit	5,433	2,389	17,222	(43)

Income tax benefit	(112,373)	(76)	(112,058)	(4,871)

Net income	$117,806	$2,465	$129,280	$4,828

Net income per share of common stock
Basic	$2.68	$0.07	$3.08	$0.13
Diluted	$2.62	$0.06	$3.01	$0.13

Weighted average number of shares of common stock outstanding
Basic	43,957	37,661	42,036	36,766
Diluted	44,939	38,463	42,975	37,457

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income	$117,806	$2,465	$129,280	$4,828
Other comprehensive income, net of tax:
Foreign currency translation gain	5,702	153	5,891	80
Total other comprehensive gain, net of tax	5,702	153	5,891	80
Comprehensive income	$123,508	$2,618	$135,171	$4,908

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE Three and Nine Months Ended December 31, 2025 AND 2024

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2025	39,888	$399	$1,259,540	$(3,765)	$1,565	$(1,060,625)	$197,114
Issuance of common stock – restricted shares, net of forfeited shares	918	9	(9)	—	—	—	—
Stock-based compensation expense	—	—	4,526	—	—	—	4,526
Issuance of common stock for 401(k) match	14	1	361	—	—	—	362
Issuance of common stock - equity offering, net of offering expenses	4,744	47	124,530	—	—	—	124,577
Cumulative translation adjustment	—	—	—	—	(187)	—	(187)
Net income	—	—	—	—	—	6,724	6,724
Balance at June 30, 2025	45,564	$456	$1,388,948	$(3,765)	$1,378	$(1,053,901)	$333,116
Exercise of stock options	10	—	66	—	—	—	66
Issuance of common stock – restricted shares, net of forfeited shares	7	—	—	—	—	—	—
Issuance of common stock – ESPP	3	—	176	—	—	—	176
Stock-based compensation expense	—	—	3,766	—	—	—	3,766
Issuance of common stock for 401(k) match	6	—	310	—	—	—	310
Cumulative translation adjustment	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	4,750	4,750
Balance at September 30, 2025	45,590	$456	$1,393,266	$(3,765)	$1,376	$(1,049,151)	$342,182
Stock-based compensation expense	—	—	3,822	—	—	—	3,822
Issuance of common stock for 401(k) match	8	—	321	—	—	—	321
Issuance of common stock - Comtrafo acquisition, net of offering expenses	2,417	24	78,383	—	—	—	78,407
Cumulative translation adjustment	—	—	—	—	(5,702)	—	(5,702)
Net income	—	—	—	—	—	117,806	117,806
Balance at December 31, 2025	48,015	480	$1,475,792	$(3,765)	$(4,326)	$(931,345)	$536,836

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2024	37,343	$373	$1,212,913	$(3,639)	$1,582	$(1,066,658)	$144,571
Issuance of common stock – restricted shares, net of forfeited shares	44	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	1,229	—	—	—	1,229
Issuance of common stock for 401(k) match	12	—	179	—	—	—	179
Repurchase of treasury stock	—	—	—	(126)	—	—	(126)
Cumulative translation adjustment	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	(2,524)	(2,524)
Balance at June 30, 2024	37,399	$374	$1,214,320	$(3,765)	$1,597	$(1,069,182)	$143,344
Issuance of common stock – ESPP	8	—	157	—	—	—	157
Issuance of common stock – restricted shares, net of forfeited shares	815	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	843	—	—	—	843
Issuance of common stock for 401(k) match	7	—	166	—	—	—	166
Issuance of common stock - Megatran acquisition, net of offering expenses	1,298	13	31,189	—	—	—	31,202
Issuance of common stock to settle contingent consideration	300	3	6,501	—	—	—	6,504
Cumulative translation adjustment	—	—	—	—	(88)	—	(88)
Net income	—	—	—	—	—	4,887	4,887
Balance at September 30, 2024	39,827	$398	$1,253,168	$(3,765)	$1,509	$(1,064,295)	$187,015
Issuance of common stock – restricted shares	30	1	—	—	—	—	1
Stock-based compensation expense	—	—	2,861	—	—	—	2,861
Issuance of common stock for 401(k) match	7	—	181	—	—	—	181
Cumulative translation adjustment	—	—	—	—	153	—	153
Net income	—	—	—	—	—	2,465	2,465
Balance at December 31, 2024	39,864	$399	$1,256,210	$(3,765)	$1,662	$(1,061,830)	$192,676

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$129,280	$4,828
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,184	3,984
Stock-based compensation expense	12,114	4,933
Provision for excess and obsolete inventory	2,162	1,186
Amortization of operating lease right-of-use assets	825	753
Deferred income taxes	(113,769)	(5,171)
Earnings from equity method investments	(449)	(152)
Change in fair value of contingent consideration	—	6,682
Other non-cash items	97	(177)
Changes in operating asset and liability accounts:
Accounts receivable	(12,462)	(1,650)
Inventory	(8,824)	(10,836)
Prepaid expenses and other assets	1,581	(1,658)
Operating leases	(381)	(1,531)
Accounts payable and accrued expenses	5,972	118
Deferred revenue	(6,469)	20,686
Net cash provided by operating activities	13,861	21,995

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,099)	(1,376)
Cash paid for acquisition, net of cash acquired	(72,096)	(29,577)
Change in other assets	(75)	167
Cash paid to settle Megatran contingent consideration liability	—	(3,278)
Net cash used in investing activities	(75,270)	(34,064)

Cash flows from financing activities:
Repurchase of treasury stock	—	(126)
Repayment of debt	(883)	(25)
Employee taxes paid related to net settlement of equity awards	—	(148)
Proceeds from exercise of employee stock options and ESPP	242	157
Proceeds from public equity offering, net of offering expenses	124,501	—
Net cash provided by (used in) financing activities	123,859	(142)

Effect of exchange rate changes on cash	(720)	(29)

Net increase (decrease) in cash, cash equivalents and restricted cash	61,730	(12,240)
Cash, cash equivalents and restricted cash at beginning of period	85,381	92,280
Cash, cash equivalents and restricted cash at end of period	$147,111	$80,040

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$407	$263
Non-cash investing and financing activities
Issuance of common stock in connection with the purchase of Megatran	$—	$31,350
Issuance of common stock in connection with the purchase of Comtrafo	$78,407	$—
Issuance of common stock to settle contingent consideration	$—	$6,504
Right-of-use assets obtained in exchange for new lease obligations	$647	$2,247
Issuance of common stock to settle 401k match liabilities	$993	$526

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling interest are accounted for under the equity method of accounting. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to those instructions. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended  December 31, 2025 and 2024, and the financial position at December 31, 2025; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited condensed consolidated financial statements for the year ended  March 31, 2025, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended  March 31, 2025 filed with the SEC on May 21, 2025.

2. Acquisition

Acquisition of Comtrafo

On December 5, 2025 (the "Comtrafo Acquisition Date"), the Company entered into a Stock Exchange Agreement (the “Stock Exchange Agreement”) with the selling stockholders named therein. Pursuant to the terms of the Stock Exchange Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding shares of capital stock of Comtrafo Indústria de Transformadores Elétricos S.A. ("Comtrafo") (the "Comtrafo Acquisition"). Comtrafo is a Brazil-based manufacturer of large power and distribution transformers primarily for utility customers and also for industrial customers.

The Comtrafo Acquisition has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company allocated the purchase price on a preliminary basis using the information available as of December 31, 2025 to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, and additional information obtained regarding assets acquired and liabilities assumed and revisions of provisional estimates of fair values, including, but not limited to the completion of independent appraisals of inventory, customer relationships, backlog, deferred taxes, tangible assets and intangible assets. Changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill.

The total purchase price of approximately $202.7 million includes the fair value of the Company's common stock issued at closing, contingent consideration and cash paid, as follows (in millions):

Cash payments	$88.3
Issuance of 2,417,142 shares of Company’s common stock	78.5
Contingent consideration	35.9
Total consideration	$202.7

At the Comtrafo Acquisition Date, in addition to the $88.3 million cash, the Company valued the Company's common stock at $32.47 per share, which was the closing price on that date. Comtrafo Acquisition costs of $1.2 million were included in SG&A and $0.1 million were included in cost of revenues for the three and nine months ended December 31, 2025.

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the Comtrafo Acquisition as of the Comtrafo Acquisition Date (in millions):

Cash and cash equivalents	$16.2
Prepaid expenses and other current assets	6.7
Accounts receivable	4.1
Inventory	28.4
Property, plant and equipment	50.3
Deferred tax asset	4.1
Accounts payable and accrued expenses	(10.2)
Debt, current and long-term	(8.8)
Deferred revenue	(19.8)
Net tangible assets/(liabilities)	71.0

Backlog	1.8
Customer relationships	7.7
Net identifiable intangible assets/(liabilities)	9.5

Goodwill	122.2

Total purchase consideration	$202.7

The fair value of the financial assets acquired includes receivables with a fair value of $4.1 million. The gross amount due is $8.5 million, of which $4.4 million is expected to be uncollectible in order to align with existing AMSC reserve policy.

Inventory includes a $1.5 million adjustment to step-up the inventory balance to fair value consistent with the purchase price allocation. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts. The inventory step-up adjustment increased cost of revenue $0.4 million in the three and nine months ended December 31, 2025, as the inventory was sold.

Backlog of $1.8 million was evaluated using the multi period excess earnings method under the income approach. The contracts do not provide for any guarantees to source all future requirements from the Company. The amortization method being utilized is economic consumption estimated over a sixteen-month period with the expense being allocated to cost of revenues.

Customer relationships of $7.7 million relate to customers currently under contract and was based on a multi period excess earnings method under the income approach. The method of amortization being utilized is the economic consumption over 5 years with the expense being allocated to SG&A.

Goodwill represents the value associated with the acquired workforce and expected synergies related to the business combination of the two companies. Goodwill resulting from the Comtrafo Acquisition was assigned to the Company's Grid segment. Goodwill recognized in the Comtrafo Acquisition is not deductible for tax purposes. The $4.1 million of deferred tax asset is primarily related to basis difference of intangibles, inventory and property, plant, and equipment.

Acquisition of NWL

On August 1, 2024 (the "NWL Acquisition Date"), the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the selling stockholders named therein. Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding shares of capital stock of Megatran Industries, Inc. ("Megatran") (the "NWL Acquisition"). Megatran's wholly-owned subsidiary, NWL, Inc. (together with Megatran, "NWL"), is a U.S.-based global provider of engineered power conversion solutions for demanding industrial and military applications.

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

The total purchase price of approximately $61.4 million includes the fair value of shares of the Company’s common stock issued at closing, and cash paid, as follows (in millions):

Cash payments	$30.0
Issuance of 1,297,600 shares of Company’s common stock	31.4
Total consideration	$61.4

At the NWL Acquisition Date, in addition to the $30.0 million cash, the Company valued the Company’s common stock, at $24.16 per share, which was the closing price on the day prior to the day that the Company completed the NWL Acquisition. NWL Acquisition costs of $1.1 million were included in selling, general and administrative ("SG&A") for the fiscal year ended  March 31, 2025.

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the NWL Acquisition as of the NWL Acquisition Date and reflective of measurement period adjustments (in millions):

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

Inventory includes a $0.7 million adjustment to step-up the inventory balance to fair value consistent with the purchase price allocation. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts. The inventory step-up adjustment increased cost of revenue $0.7 million for the fiscal year ended  March 31, 2025 as the inventory was sold.

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

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the three and nine months ended December 31, 2025 and 2024 presented as if the NWL and Comtrafo Acquisitions had occurred on April 1, 2024, is as follows:

	Three Months Ended December 31, 2025	Nine Months Ended December 31, 2025	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2024
Net Revenue	$85,882	$248,163	$70,190	$222,273
Operating income	4,986	19,565	454	4,543
Net income	$119,381	$134,171	$4,776	$12,956

Net income per common share
Basic	$2.61	$3.03	$0.12	$0.33
Diluted	$2.56	$2.97	$0.11	$0.32
Shares - basic	45,692	44,225	41,376	39,764
Shares - diluted	46,673	45,163	42,178	40,454

The pro forma amounts include the historical operating results of the Company, NWL, and Comtrafo with appropriate adjustments that give effect to acquisition related costs, income taxes, intangible amortization resulting from the NWL and Comtrafo Acquisitions and certain conforming accounting policies of the Company. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the NWL and Comtrafo Acquisitions and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

NWL contributed $14.1 million of revenue and $0.6 million of net loss for the Company for the three months ended December 31, 2025. NWL contributed $48.3 million of revenue and $3.9 million in net income for the Company for the nine months ended December 31, 2025. Amortization expense of less than $0.1 million and $0.1 million is included in the three and nine months ended December 31, 2025, respectively, as a result of the acquired intangible assets from the NWL Acquisition.

Comtrafo contributed $4.6 million of revenue and $0.9 million in net income for the Company for the three and nine months ended December 31, 2025. Amortization expense of $0.2 million is included in the three and nine months ended December 31, 2025, as a result of the acquired intangible assets from the Comtrafo Acquisition. In addition, $0.4 million for the step-up basis assigned to acquired inventory was charged to cost of revenues in the three and nine months ended December 31, 2025.

3. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. For the three and nine months ended December 31, 2025, 86% and 89%, respectively, of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. For the three and nine months ended December 31, 2024, 87% and 88%, respectively, of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

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

Infrequently, the Company receives requests from customers to hold product being purchased from us for a valid business purpose. The Company recognizes revenues for such arrangements provided the transaction meets, at a minimum, the following criteria: the reason for the bill-and-hold arrangement must be substantive; the product must be identified separately as belonging to the customer; the product currently must be ready for physical transfer to the customer; the entity cannot have the ability to use the product or to direct it to another customer. Revenue for the nine months ended December 31, 2025 included $7.9 million from such held transactions. There were no such transactions for the three months ended December 31, 2025 and the three and nine months ended  December 31, 2024.

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized. The Company has elected to recognize incremental costs of obtaining a contract as expense when incurred except in contracts where the amortization period would exceed twelve months. As of  December 31, 2025 and March 31, 2025, the Company's capitalized incremental contract costs were not material. The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component if the period of financing is twelve months or less. The Company has elected to recognize revenue based on the as invoiced practical expedient if there is a right to consideration from a customer in an amount that corresponds directly with the value of the Company's performance.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

The following tables disaggregate the Company’s revenue by product line and by shipment destination (in thousands):

	Three Months Ended December 31, 2025		Nine Months Ended December 31, 2025
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$56,004	$143	$156,300	$445
Services and technology development	7,183	11,199	21,316	34,688
Total	$63,187	$11,342	$177,616	$35,133

Region:
Americas	$51,974	$—	$137,394	$16
Asia Pacific	7,253	11,326	29,583	35,022
EMEA	3,960	16	10,639	95
Total	$63,187	$11,342	$177,616	$35,133

	Three Months Ended December 31, 2024		Nine Months Ended December 31, 2024
Product Line:	Grid	Wind	Grid	Wind
Equipment and systems	$48,979	$8,768	$123,431	$23,357
Services and technology development	3,327	329	8,147	1,228
Total	$52,306	$9,097	$131,578	$24,585

Region:
Americas	$47,737	$-	$121,696	$1
Asia Pacific	2,293	9,080	4,280	24,562
EMEA	2,276	17	5,602	22
Total	$52,306	$9,097	$131,578	$24,585

As of December 31, 2025 and 2024, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 8, “Accounts Receivable” and Note 9, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and "Contract liabilities", which are included in the current portion and long-term portion of "Deferred revenue" in the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2025	$6,376	$5,757	$76,133
Increase for balance acquired	—	—	19,783
Increases for costs incurred to fulfill performance obligations	—	23,174	—
Increase (decrease) due to customer billings	(15,991)	—	81,667
Decrease due to cost recognition on completed performance obligations	—	(21,767)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	22,399	—	(88,591)
Other changes and FX impact	12	(1)	371
Ending balance as of December 31, 2025	$12,796	$7,163	$89,363

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2024	$6,150	$2,523	$57,829
Increase for balances acquired	—	—	5,049
Increases for costs incurred to fulfill performance obligations	—	10,876	—
Increase (decrease) due to customer billings	(7,139)	—	96,400
Decrease due to cost recognition on completed performance obligations	—	(6,133)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	6,120	—	(75,410)
Other changes and FX impact	(18)	(11)	(540)
Ending balance as of December 31, 2024	$5,113	$7,255	$83,328

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of December 31, 2025, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $253.5 million. There are also approximately $99.7 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and nine months ended December 31, 2025, and 2024:

		Three Months Ended		Nine Months Ended
	Reportable	December 31,		December 31,
	Segment	2025	2024	2025	2024
Inox Wind Limited	Wind	14%	10%	15%	13%
Innomotics LLC	Grid	<10%	14%	<10%	<10%
Fuji Bridex Pte Ltd	Grid	<10%	<10%	11%	<10%

4. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and nine months ended  December 31, 2025, and 2024 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Cost of revenues	$269	$211	$875	$309
Research and development	504	442	1,703	697
Selling, general and administrative	3,049	2,208	9,536	3,927
Total	$3,822	$2,861	$12,114	$4,933

The Company issued no shares and 887,000 shares of restricted stock during the three and nine months ended December 31, 2025, respectively. The Company issued no shares and 39,445 shares of immediately vested common stock during the three and nine months ended December 31, 2025, respectively. The Company issued 30,000 shares and 872,500 shares of restricted stock during the three and nine months ended December 31, 2024, respectively. The Company issued no shares and 19,200 shares of immediately vested common stock during the three and nine months ended December 31, 2024, respectively. These restricted stock awards generally vest over 2-3 years. Awards for restricted stock include both time-based and performance-based awards. For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period. Performance-based awards are expensed over the requisite service period based on probability of achievement.

The Company granted no stock options and 2,112 stock options during the three and nine months ended December 31, 2025, respectively. The Company granted no stock options during the three and nine months ended December 31, 2024. The stock options granted during the nine months ended  December 31, 2025 will vest over 2 years. The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. There were less than $0.1 million of unrecognized compensation costs for unvested stock options as of December 31, 2025. This expense will be recognized over a weighted average period of approximately 1.4 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $24.9 million as of  December 31, 2025. This expense will be recognized over a weighted-average expense period of approximately 1.7 years.

The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the nine months ended  December 31, 2025 are as follows:

Nine Months Ended December 31,
2025
Expected volatility	74.01%
Risk-free interest rate	4.19%
Expected life (years)	6.31
Dividend yield	None

5. Computation of Net Income per Share of Common Stock

Basic net income per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net income by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance-based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive. For the three months ended December 31, 2025, 496,105 shares were not included in the calculation of diluted EPS. Of these, 495,834 were shares of performance-based restricted stock where the contingency was not met and 271 shares relate to outstanding stock options that were considered anti-dilutive. For the nine months ended December 31, 2025, 508,391 shares were not included in the calculation of diluted EPS. Of these, 507,895 were shares of performance-based restricted stock where the contingency was not met and 496 shares relate to outstanding stock options that were considered anti-dilutive. For the three months ended December 31, 2024, 475,971 shares were not included in the calculation of diluted EPS. Of these, 475,971 were shares of performance-based restricted stock where the contingency was not met. For the nine months ended  December 31, 2024, 471,985 shares were not included in the calculation of diluted EPS. Of these, 471,768 were shares of performance-based restricted stock where the contingency was not met. Of the remaining shares, 217 shares relate to outstanding stock awards that were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended December 31, 2025, and 2024 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net income	$117,806	$2,465	$129,280	$4,828
Denominator:
Weighted-average shares of common stock outstanding	45,872	39,450	43,980	38,127
Weighted-average shares subject to repurchase	(1,915)	(1,789)	(1,943)	(1,361)
Shares used in per-share calculation ― basic	43,957	37,661	42,036	36,766
Shares used in per-share calculation ― diluted	44,939	38,463	42,975	37,457
Net income per share ― basic	$2.68	$0.07	$3.08	$0.13
Net income per share ― diluted	$2.62	$0.06	$3.01	$0.13

6. Goodwill and Other Intangibles

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized but reviewed for impairment. The Company's goodwill balance relates to the Comtrafo Acquisition in fiscal 2025, the NWL Acquisition in fiscal 2024, the acquisition of Neeltran, Inc. in fiscal 2021, the Northeast Power Systems, Inc. ("NEPSI") acquisition in fiscal 2020, and the acquisition of Infinia Technology Corporation in fiscal 2017 and is reported in the Grid business segment. Goodwill is reviewed annually on February 28th and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable. Goodwill increased by $122.2 million during the three and nine months ended December 31, 2025, related to the Comtrafo Acquisition. Changes in the Company’s goodwill are as follows (in thousands):

Goodwill
March 31, 2025	$48,164
Balance acquired - Comtrafo	122,175
Currency translation adjustment	(3,967)
December 31, 2025	$166,373

The Company did not identify any triggers to assess impairment in the three and nine months ended  December 31, 2025 or 2024.

Other Intangibles

Intangible assets at  December 31, 2025 and  March 31, 2025 consisted of the following (in thousands):

	December 31, 2025			March 31, 2025
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	3,095	(1,488)	1,607	1,381	(1,381)	—	2
Trade name and trademarks	1,800		1,800	1,800	—	1,800	Indefinite
Customer relationships	18,392	(8,720)	9,671	10,880	(7,901)	2,980	7-10
Core technology and know-how	5,970	(5,197)	773	5,970	(4,834)	1,136	5-10
Intangible assets	$29,257	$(15,405)	$13,852	$20,031	$(14,116)	$5,916

The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.5 million and $1.2 million in the three and nine months ended  December 31, 2025, respectively. The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.4 million and $1.3 million in the three and nine months ended  December 31, 2024. The Company recorded intangible amortization expense related to backlog of $0.1 million in the three and nine months ended December 31, 2025. The Company recorded intangible amortization expense related to backlog of $0.3 million and 0.4 million in the three and nine months ended December 31, 2024, respectively.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Years ending March 31,	Total
2026 (remaining)	1,175
2027	2,735
2028	3,217
2029	2,255
2030	1,372
Thereafter	1,298
Total	$12,052

The Company's intangible assets relate entirely to the Grid business segment operations in the United States and Brazil. The following tables summarizes the Company’s intangibles by geography (in thousands):

	December 31, 2025	March 31, 2025
U.S.	$4,904	$5,916
Brazil	8,947	—
Total	$13,852	$5,916

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three or nine months ended December 31, 2025.

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

Contingent Consideration

Contingent consideration relates to the earnout payment set forth in the Stock Exchange Agreement governing the acquisition of Comtrafo that provides the selling stockholders may receive an additional sum of cash upon the achievement of certain specified earnings before interest, taxes, depreciation, and amortization ("EBITDA") objectives during the three years following the Comtrafo Acquisition Date. See Note 14, "Contingent Consideration" for further discussion. The Company relied on a Monte Carlo method to determine the fair value of the contingent consideration on the closing of the acquisition of Comtrafo and continues to revalue the fair value of the contingent consideration using the same method at each subsequent balance sheet date until the contingencies are resolved and the cash to be paid is determined, with the change in fair value recorded in the current period operating loss. For the period ended December 31, 2025, the change in fair value from December 5, 2025 was not considered material and as such no adjustment was recorded.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  December 31, 2025 and  March 31, 2025 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:
Assets:
Cash equivalents	$98,468	$98,468	$—	$—
Short-term cash instruments	$1,335	$—	$1,335	$—
Liabilities:
Contingent consideration	$34,737	$—	$—	$34,737

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Assets:
Cash equivalents	$51,230	$51,230	$—	$—
Short-term cash instruments	$1,404	$—	$1,404	$—

The table below reflects the activity for the Company's contingent consideration derivative liability measured at fair value on a recurring basis (in thousands):

Comtrafo Acquisition Contingent Consideration
Balance at March 31, 2025	$—
Issuance of contingent consideration	35,902
Change in fair value	—
FX Impact	(1,165)
Balance at December 31, 2025	$34,737

8. Accounts Receivable

Accounts receivable at  December 31, 2025 and  March 31, 2025 consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Accounts receivable (billed)	$49,785	$39,810
Accounts receivable (unbilled)	12,796	6,376
Accounts receivable	$62,581	$46,186

9. Inventory

Inventory, net of reserves, at  December 31, 2025 and  March 31, 2025 consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Raw materials	$53,480	$35,892
Work-in-process	32,108	19,633
Finished goods	12,657	9,888
Deferred program costs	7,163	5,756
Net inventory	$105,408	$71,169

The Company recorded inventory write-downs of $0.4 million for the three months ended December 31, 2025 and 2024. The Company recorded inventory write-downs of $2.2 million and $1.2 million for the nine months ended December 31, 2025 and 2024, respectively. These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  December 31, 2025 and  March 31, 2025 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  December 31, 2025 and  March 31, 2025 are as follows (in thousands):

	December 31, 2025	March 31, 2025
Land	$37,059	$22,650
Construction in progress – equipment	938	1,371
Buildings	29,854	7,528
Equipment and software	59,443	47,774
Furniture and fixtures	1,866	1,672
Leasehold improvements	8,334	7,969
Property, plant and equipment, gross	137,494	88,964
Less accumulated depreciation	(50,043)	(50,392)
Property, plant and equipment, net	$87,451	$38,572

Depreciation expense was $1.0 million and $0.9 million for the three months ended December 31, 2025 and 2024, respectively. Depreciation expense was $2.9 million and $2.3 million for the nine months ended December 31, 2025 and 2024, respectively. The increase in land, building, and equipment and software relates to the property added as part of the Comtrafo Acquisition.

11. Equity-Method Investments

Investment in NWL Pacific Inc. Co., LTD

The Company has a 50% ownership in NWL Pacific Inc. Co., LTD ("NWL Pacific"). The investment represents the Company's interest in NWL Pacific. The investment is a joint venture in South Korea established on May 12, 1998.

The Company treats the equity investment in the condensed consolidated financial statements under the equity method. Equity method investments are equity securities in entities the Company does not control but over which it has the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss, less distributions received. As of  December 31, 2025 the Company did not have material accounts receivable nor accounts payable balances with NWL Pacific. The Company's investment in NWL Pacific was $1.6 million and $1.1 million as of  December 31, 2025 and March 31, 2025, respectively.

The table below presents the summarized financial information for periods presented post-acquisition, as provided to the Company by the investee, for the unconsolidated company (in thousands):

	Three Months Ended December 31,	Nine Months Ended December 31,
	2025	2025
Net revenue	$2,317	$6,003
Gross profit	854	2,508
Income from operation	334	1,089
Net income	$354	$1,221

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  December 31, 2025 and  March 31, 2025 consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Accounts payable	$16,186	$6,733
Accrued inventories in-transit	1,855	2,111
Accrued other miscellaneous expenses	5,903	3,600
Accrued contract loss	-	97
Advanced deposits	1,630	1,267
Accrued compensation	12,768	13,418
Income taxes payable	1,895	305
Accrued product warranty	4,066	3,033
Accrued commissions	2,299	1,718
Total	$46,602	$32,282

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Balance at beginning of period	$3,333	$3,110	$3,033	$2,363
Acquired warranty obligations	450	—	450	637
Provisions for warranties during the period	551	348	1,619	1,122
Settlements during the period	(268)	(415)	(1,036)	(1,079)
Balance at end of period	$4,066	$3,043	$4,066	$3,043

13. Income Taxes

The Company recorded income tax benefits of $112.4 million and $112.1 million for the three and nine months ended December 31, 2025, respectively, and income tax benefit of $0.1 million and $4.9 million for the three and nine months ended December 31, 2024, respectively.

On a quarterly basis, the Company reassesses the valuation allowance on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. As of December 31, 2025, the Company recorded a $113.1 million non-cash income tax benefit related to the release of a substantial portion of its valuation allowance against deferred tax assets. This was based on the Company's evaluation of the positive evidence, including cumulative income position over the three-year period December 31, 2025, revenue growth, current profitability, expectations regarding future forecasted income, and negative evidence, including uncertainty in economic and political environments from industry competition and dependence on government contracts. This release of the valuation allowance resulted in the recognition of a deferred tax asset and a corresponding increase to income tax benefit in the current period, the effect of which is an increase in reported net income.

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

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company re-evaluates these uncertain tax positions on a quarterly basis. The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company did not identify any uncertain tax positions in the nine months ended  December 31, 2025 and did not have any gross unrecognized tax benefits as of December 31, 2025.

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

Following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of contingent consideration related to the NEPSI Acquisition:

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

Comtrafo Contingent Consideration

On December 5, 2025, the Company entered into the Stock Exchange Agreement with the selling stockholders named therein. Pursuant to the terms of the Stock Exchange Agreement, the Company has agreed to pay the selling stockholders of the Comtrafo Acquisition an additional amount in cash upon the achievement of specified EBITDA objectives during the three years following the Comtrafo Acquisition Date. The Company evaluated the Comtrafo Acquisition earnout payment set forth in the Comtrafo Stock Exchange Agreement (See Note 2, "Acquisitions" for further details), which will require settlement in cash, and determined the contingent consideration qualified for liability classification. As a result, for each period, the fair value of the contingent consideration will be remeasured, and the resulting gain or loss will be recognized until the cash amount is fixed.

Following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of contingent consideration related to the Comtrafo Acquisition:

December 05,
Fiscal Year 2025	2025
EBITDA Risk Premium (continuous)	2.10%
EBITDA Volatility	25.0%
Credit Spread (semiannual)	1.9%
Payment delay (days)	89
Fair value (millions)	$35.9

The Company performed an analysis on the change in fair value through  December 31, 2025 and concluded the impact was immaterial to the financial statements. The Company recorded no gains or losses from the changes in fair value of the contingent consideration in the three and nine months ended December 31, 2025. The Company recorded a loss of $6.7 million resulting from the increases in the fair value of the NEPSI and NWL contingent consideration in the nine months ended December 31, 2024.

15. Debt

As part of the Comtrafo Acquisition, the Company identified three debt agreements that Comtrafo had entered into prior to the Comtrafo Acquisition Date. Based on the current maturity schedules of the respective agreements, the Company recorded current and long-term debt of $1.6 million and $6.1 million, respectively during the three months ended December 31, 2025.

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

Supplemental balance sheet information related to leases at  December 31, 2025, and  March 31, 2025 are as follows (in thousands):

	December 31, 2025	March 31, 2025
Leases:
Right-of-use assets – Operating	$3,655	$3,829
Total right-of-use assets	3,655	3,829

Lease liabilities – ST Operating	$1,078	$685
Lease liabilities – LT Operating	2,560	2,684
Total lease liabilities	$3,638	$3,369

Weighted-average remaining lease term	4.46	4.94
Weighted-average discount rate	15.51%	14.94%

The costs related to the Company's operating leases for the three and nine months ended December 31, 2025 and 2024, are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2025	December 31, 2025
Operating Leases:
Operating lease costs – fixed	$425	$1,259
Operating lease costs – variable	45	136
Short-term lease costs	42	125
Total lease costs	$512	$1,520

	Three Months Ended	Nine Months Ended
	December 31, 2024	December 31, 2024
Operating Leases:
Operating lease costs – fixed	$407	$1,052
Operating lease costs – variable	21	110
Short-term lease costs	38	116
Total lease costs	$466	$1,278

The Company’s estimated minimum future lease obligations under the Company's leases are as follows (in thousands):

Leases
Year ending March 31,
2026 (remaining)	$305
2027	1,583
2028	1,026
2029	420
2030	350
Thereafter	1,242
Total minimum lease payments	4,926
Less: interest	(1,288)
Present value of lease liabilities	$3,638

17. Commitments and Contingencies

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

AMSC Brazil, through Comtrafo, entered into an agreement to purchase additional real estate within the twelve months following the Comtrafo Acquisition Date for 37,246,459 Brazilian Real upon successful re-zoning classification of such real estate.

As of December 31, 2025, the Company had $3.3 million of restricted cash included in long-term assets and $2.8 million of restricted cash included in current assets. As of March 31, 2025, the Company had $4.3 million of restricted cash included in long-term assets and $1.6 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects or collateral deposits. These deposits are held in interest bearing accounts.

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

The following tables (i) summarize total sales by segment and (ii) reconcile each segment's sales to their respective segment operating income, including segment operating expenses, for each of the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31, 2025				Nine Months Ended December 31, 2025
	Grid	Wind	Unallocated	Total	Grid	Wind	Unallocated	Total
Segment operating income:
Revenues	$63,187	$11,342	$-	$74,529	$177,616	$35,133	$-	$212,749

Less (a)
Segment other operating expenses (b)	61,156	10,014	-	71,170	170,152	30,630	-	200,782
Segment operating income	$2,031	$1,328	$-	$3,359	$7,464	$4,503	$-	$11,967

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(b) Segment other operating expense includes cost of sales, research and development expense, selling general, and administrative expense, and amortization of acquisition related intangibles.

	Three Months Ended December 31, 2024				Nine Months Ended December 31, 2024
	Grid	Wind	Unallocated	Total	Grid	Wind	Unallocated	Total
Segment operating income:
Revenues	$52,306	$9,097	$-	$61,403	$131,578	$24,585	$-	$156,163

Less (a)
Segment other operating expenses (b)	52,072	8,016	-	60,088	130,006	22,198	6,689	158,893
Segment operating income (loss)	$234	$1,081	$-	$1,315	$1,572	$2,387	$(6,689)	$(2,730)

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

The reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes for the three and nine months ended December 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31, 2025
	2025	2024	2025	2024

Operating income (loss):	$3,359	$1,315	$11,967	$(2,730)
Interest income, net	1,997	802	5,198	$2,901
Other (expense)/income, net	77	272	57	(214)
Income (loss) before income tax benefit	$5,433	$2,389	$17,222	$(43)

Depreciation and amortization expense by segment for the three and nine months ended December 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31, 2025
	2025	2024	2025	2024
Grid	$1,726	$1,567	$4,089	$3,920
Wind	63	22	95	$64
Total	$1,789	$1,589	$4,184	$3,984

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

Total assets for the two business segments as of  December 31, 2025 and  March 31, 2025, are as follows (in thousands):

	December 31, 2025	March 31, 2025
Grid	$558,431	$211,520
Wind	13,969	13,697
Corporate assets	147,134	85,304
Total	$719,534	$310,521

19. Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date was annual reporting periods beginning after December 15, 2024. As of December 31, 2025, the Company is evaluating the impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date was annual reporting periods beginning after December 15, 2024. As of December 31, 2025, the Company is evaluating the impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The amendments in ASU 2024-03 address investor requests for more disclosure of disaggregated financial reporting information about expenses presented in the income statement. Following the release of ASU 2024-03 in November 2024, the effective date will be annual reporting periods beginning after December 15, 2026. As of December 31, 2025, the Company is evaluating the impact on its consolidated financial statements.

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

On December 5, 2025 (the "Comtrafo Acquisition Date"), we entered into a Stock Exchange Agreement (the "Stock Exchange Agreement") with the selling stockholders named therein (the "Stockholders"). Pursuant to the terms of the Stock Exchange Agreement, Mardin Participações Ltda., an entity incorporated in Brazil (“AMSC Brazil”) and our wholly-owned subsidiary, directly or indirectly, purchased all of the issued and outstanding shares of Comtrafo Indústria de Transformadores Elétricos S.A. ("Comtrafo") (collectively, the "Comtrafo Acquisition") for (a) (i) 300,000,000 Brazilian Real in cash; and (b) 2,417,142 restricted shares of our common stock, $0.01 par value per share (the "AMSC Shares") that were paid and issued, respectively, at closing. In addition, pursuant to certain additional real property agreements, AMSC Brazil through Comtrafo purchased certain real estate assets and transportation assets of Comtrafo for 155,564,538 Brazilian Real and 13,376,676 Brazilian Real, respectively, in cash. Additionally, AMSC Brazil has agreed to pay the Stockholders up to an additional 382,500,000 Brazilian Real in cash (the "Earnout") upon the achievement of specified earnings before interest, taxes, depreciation, and amortization ("EBITDA") objectives during the three years following the closing. Comtrafo is a Brazil-based manufacturer of large power and distribution transformers primarily for utility customers and also for industrial customers.

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

Results of Operations

Three and nine months ended December 31, 2025, compared to the three and nine months ended December 31, 2024

Revenues

Total revenues increased 21% to $74.5 million for the three months ended December 31, 2025 and total revenues increased 36% to $212.7 million for the nine months ended December 31, 2025 compared to $61.4 million and $156.2 for the three and nine months ended December 31, 2024, respectively. Our revenues are summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues:
Grid	$63,187	$52,306	$177,616	$131,578
Wind	11,342	9,097	35,133	24,585
Total	$74,529	$61,403	$212,749	$156,163

Our Grid business segment accounted for 85% and 83% of total revenues for both the three and nine months ended December 31, 2025, respectively, compared to 85% and 84% for the three and nine months ended December 31, 2024, respectively. Our Grid business segment revenues increased 21% to $63.2 million in the three months ended December 31, 2025, from $52.3 million in the three months ended December 31, 2024. Our Grid business segment revenues increased 35% to $177.6 million in the nine months ended December 31, 2025, from $131.6 million in the nine months ended December 31, 2024. The increase in the Grid business segment revenues in the three months ended December 31, 2025, compared to the three months ended December 31, 2024, was driven by increased shipments of new energy power systems and additional ship protection systems revenues than in the prior year period along with the addition of Comtrafo revenues. The increase in the Grid business segment revenues in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, was driven by the acquisitions of NWL and Comtrafo, increased shipments of new energy power systems, and additional ship protection systems revenues compared to the prior year periods.

Our Wind business segment accounted for 15% and 17% of total revenues for the three and nine months ended December 31, 2025, respectively, compared to 15% and 16% for the three and nine months ended December 31, 2024, respectively. Revenues in the Wind business segment increased 25% to $11.3 million in the three months ended December 31, 2025, from $9.1 million in the three months ended December 31, 2024. Revenues in the Wind business segment increased 43% to $35.1 million in the nine months ended December 31, 2025, from $24.6 million in the nine months ended December 31, 2024. The increase during the three and nine months ended December 31, 2025, compared to the three and nine months ended December 31, 2024, was driven by additional shipments of electrical control systems ("ECS").

Cost of Revenues and Gross Margin

Cost of revenues increased by 15% to $51.7 million for the three months ended December 31, 2025, compared to $45.1 million for the three months ended December 31, 2024. Cost of revenues increased by 29% to $145.0 million for the nine months ended December 31, 2025, compared to $112.0 million for the nine months ended December 31, 2024. Gross margin was 31% and 32% for the three and nine months ended December 31, 2025, respectively, compared to 27% and 28% for the three and nine months ended December 31, 2024, respectively. Cost of revenues includes total amortization expense of $0.1 million in the three and nine months ended December 31, 2025 as a result of Comtrafo acquired backlog intangible assets. In addition, a charge of $0.4 million related to a fair value adjustment for the step-up basis assigned to acquired inventory to properly reflect the fair value in purchase accounting was charged to cost of revenues in the three and nine months ended December 31, 2025, when the inventory was sold. The increase in gross margin in the three and nine months ended December 31, 2025 was due to higher revenues, a favorable product mix and favorable impacts across the business due to pricing increases across product lines.

Operating Expenses

Research and development

Research and development ("R&D") expenses increased 18% in the three months ended December 31, 2025, to $3.5 million from $3.0 million in the three months ended December 31, 2024. R&D expenses increased 46% in the nine months ended December 31, 2025, to $11.6 million from $7.9 million in the nine months ended December 31, 2024. The increase in the three and nine months ended December 31, 2025 was driven primarily by higher overall compensation expense and additional stock-based compensation expense.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses increased 33% in the three months ended December 31, 2025, to $15.4 million from $11.6 million in the three ended December 31, 2024. SG&A expenses increased 39% in the nine months ended December 31, 2025, to $43.1 million from $31.0 million in the nine months ended December 31, 2024. The increase in SG&A expense in the three and nine months ended December 31, 2025 was driven primarily by higher overall compensation expense, additional stock-based compensation expense, and acquisition costs related to the acquisition of Comtrafo.

Amortization of acquisition-related intangibles

We recorded amortization expense related to our core technology and know-how and customer relationships of $0.5 million in the three months ended December 31, 2025, and $0.4 million in the three months ended December 31, 2024. We recorded amortization expense related to our core technology and know-how and customer relationships of $1.2 million in the nine months ended December 31, 2025, and $1.3 million in the nine months ended December 31, 2024. The increase in amortization expense in the three months ended December 31, 2025, was a result of additional amortization related to the Comtrafo acquisition, as well as ongoing activity from NEPSI and Neeltran which are using the economic consumption method as the basis to amortize the acquired customer relationships intangible assets. The decrease in amortization expense in the nine months ended December 31, 2025, was a result of additional amortization expense related to the Comtrafo acquisition using the economic consumption method as the basis to amortize the acquired customer relationships intangible assets offset by similar ongoing activity from NEPSI and Neeltran, Inc.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the acquisition of NEPSI resulted in a loss of $3.4 million resulting from an increase in fair value in the nine months ended December 31, 2024. During the three and nine months ended December 31, 2024, we issued 300,000 shares of common stock of the Company to the selling stockholders following certification of the achievement of specified earnout revenue objectives. There was no activity in the three and nine months ended December 31, 2025 as the contingent consideration for NEPSI and NWL was settled during the prior fiscal year. The change in fair value of the Comtrafo contingent consideration was deemed immaterial to the financial statements from the Comtrafo Acquisition Date.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating income (loss):
Grid	$2,031	$234	$7,464	$1,572
Wind	1,328	1,081	4,503	2,387
Unallocated corporate expenses	—	—	—	(6,689)
Total	$3,359	$1,315	$11,967	$(2,730)

Our Grid business segment generated operating income of $2.0 million and $7.5 million in the three and nine months ended December 31, 2025, respectively, compared to an operating income of $0.2 million and $1.6 million in the three and nine months ended December 31, 2024, respectively. The increase in the Grid business segment operating income in the three and nine months ended December 31, 2025 was due to higher revenues and gross margins.

Our Wind business segment generated operating income of $1.3 million and $4.5 million in the three and nine months ended December 31, 2025, respectively, compared to operating income of $1.1 million and $2.4 million in the three and nine months ended December 31, 2024, respectively. The increase in the Wind business segment operating income in the three and nine months ended December 31, 2025 was due to higher revenues and gross margins from increased sales of ECS units.

Unallocated corporate expenses included a net loss on contingent consideration of $6.7 million in the nine months ended December 31, 2024.

Interest income, net

Interest income, net, was $2.0 million and $5.2 million in the three and nine months ended December 31, 2025, respectively, compared to $0.8 million and $2.9 million in the three and nine months ended December 31, 2024, respectively. The increase in interest income, net, in the three and nine months ended December 31, 2025 was due to higher cash balances primarily generated from the public offering completed in June 2025.

Other income (expense), net

Other expense, net, was $0.1 million and both in the three and nine months ended December 31, 2025, compared to other income, net of $0.3 million and other expense, net of $0.2 million in the three and nine months ended December 31, 2024, respectively. The increase in other expense, net, during the three months ended December 31, 2025, compared to the three months ended December 31, 2024 was driven by unfavorable fluctuations in foreign currencies. The decrease in other expense, net, during the nine months ended December 31, 2025,  compared to the nine months ended December 31, 2024 was driven by favorable fluctuations in foreign currencies.

 Income Taxes

Income tax benefit was $112.3 million and $112.1 million in the three and nine months ended December 31, 2025, respectively, compared to income tax benefit of $0.1 million and $4.9 million in the three and nine months ended December 31, 2024, respectively. The increase in our income tax benefit was primarily due to a $113.1 million non-cash tax benefit from the release of the majority of our valuation allowance against deferred tax assets.

Net income

Net income was $117.8 million and $129.3 million in the three and nine months ended December 31, 2025, respectively, compared to $2.5 million and $4.8 million in the three and nine months ended December 31, 2024, respectively. The increase in net income for the three and nine months ended December 31, 2025 was driven primarily by the release of the valuation allowance and increased revenues and gross margins.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$117,806	$2,465	$129,280	$4,828
Stock-based compensation	3,822	2,861	12,114	4,933
Acquisition costs	1,286	15	1,285	1,095
Amortization of acquisition-related intangibles	618	706	1,292	1,727
Change in fair value of contingent consideration	—	—	—	6,682
Non-GAAP net income	$123,532	$6,047	$143,971	$19,265

Non-GAAP net income per share - basic	$2.81	$0.16	$3.42	$0.52
Non-GAAP net income per share - diluted	$2.75	$0.16	$3.35	$0.51
Weighted average shares outstanding - basic	43,957	37,661	42,036	36,766
Weighted average shares outstanding - diluted	44,939	38,463	42,975	37,457

We generated non-GAAP net income of $123.5 million and $144.0 million, or $2.81 and $3.42 per share, for the three and nine months ended December 31, 2025, respectively, compared to a non-GAAP net income of $6.0 million and $19.3 million, or $0.16 and $0.52 per share, for the three and nine months ended December 31, 2024, respectively. For the three and nine months ended December 31, 2025, the increase in non-GAAP net income was a result of the release of the valuation allowance and higher revenues and gross margins.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash and cash equivalents on hand, along with access to capital markets, including through our currently effective Registration Statements on Form S-3. We believe that these sources of liquidity are sufficient to meet both our short-term and reasonably foreseeable long-term requirements and obligations. As of December 31, 2025, we had cash and cash equivalents of $141.1 million.

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

As of December 31, 2025, we had cash, cash equivalents and restricted cash of $147.1 million, compared to $85.4 million as of March 31, 2025, an increase of $61.7 million. As of December 31, 2025, we had $22.8 million in cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	December 31, 2025	March 31, 2025
Cash and cash equivalents	$141,072	$79,494
Restricted cash	6,039	4,274
Total cash, cash equivalents, and restricted cash	$147,111	$83,768

For the nine months ended December 31, 2025, net cash provided by operating activities was $13.9 million, compared to $22.0 million for the nine months ended December 31, 2024. The decrease in cash flows provided by operating activities in the nine months ended December 31, 2025 was due primarily to changes in deferred revenue, offset by change in accounts payable and accrued expenses, accounts receivable, deferred income taxes, and stock-based compensation expense.

For the nine months ended December 31, 2025, net cash used in investing activities was $75.3 million, compared to $34.1 million for the nine months ended December 31, 2024. The increase in net cash used in investing activities was primarily due to cash paid for the Comtrafo acquisition in the current year.

For the nine months ended December 31, 2025, net cash provided by financing activities was $123.9 million compared to cash used in financing activities of $0.1 million for the nine months ended December 31, 2024. The increase in net cash provided by financing activities was due primarily to the equity raise in June 2025.

As of December 31, 2025, we had $3.3 million of restricted cash included in long-term assets and $2.8 million of restricted cash included in current assets. At March 31, 2025, we had $4.3 million of restricted cash included in long-term assets and $1.6 million of restricted cash in current assets. These amounts included in restricted cash primarily represent collateral deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of December 31, 2025, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 3, "Revenue Recognition," Note 14, "Contingent Consideration," Note 16, "Leases" and Note 17, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Other than the contingent consideration owed to the former Comtrafo stockholders there have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for at least the next twelve months and into the future. We raised $124.6 million, net of offering expenses, through an equity raise in June 2025, of which $88.3 million was used for the Comtrafo Acquisition. In addition, we may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all or execute on any other means of improving our liquidity as described above.  Additionally, the impact of global sources of instability, including the ongoing war between Russia and Ukraine, tariffs, trade restrictions and resulting trade conflicts, instability of financial institutions and political instability in the United States, on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09,  Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date was annual reporting periods beginning after December 15, 2024. As of December 31, 2025, we are evaluating the impact on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date was annual reporting periods beginning after December 15, 2024. As of December 31, 2025, we are evaluating the impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The amendments in ASU 2024-03 address investor requests for more disclosure of disaggregated financial reporting information about expenses presented in the income statement. Following the release of ASU 2024-03 in November 2024, the effective date will be annual reporting periods beginning after December 15, 2026. As of December 31, 2025, we are evaluating the impact on our consolidated financial statements.

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

Foreign currency exchange risk

The functional currency of each of our foreign subsidiaries is the U.S. dollar, except for AMSC Austria (Euro), AMSC Brazil and Comtrafo (Real), for which the local currencies are the functional currency. The assets and liabilities of AMSC Austria, AMSC Brazil and Comtrafo are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net income and shown as a separate component of stockholders’ equity.

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. Gross margins of products we manufacture in the U.S and sell in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. dollar, and our revenues and earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. dollar. If the functional currency for AMSC Austria, AMSC Brazil, or Comtrafo were to fluctuate by 10% the net effect would be immaterial to our consolidated financial statements.

Foreign currency gains (losses) are included in net income and were no gain or loss and a loss of $0.3 million for the three and nine months ended December 31, 2025, respectively, and a loss of $0.2 million and $0.7 million for the three and nine months ended December 31, 2024, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 21, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended December 31, 2025 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
October 1, 2025 - October 31, 2025	—	—	—
November 1, 2025 - November 30, 2025	—	—	—
December 1, 2025 - December 31, 2025	—	—	—
Total	—	—	—

(a) During the three months ended December 31, 2025, we did not purchase shares in connection with our stock-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.1^+	Stock Exchange Agreement, dated December 5, 2025, by and among AMSC Brazil, the Stockholders, Comtrafo, Irineu Minato, an individual, solely in his capacity as the stockholder representative, the Stockholder Group Members and American Superconductor Corporation, solely for purposes of Section 1.1(a), Article IV, Section 5.5 and Section 5.7.	8-K	000-19672	10.1	12/10/25

10.2^	Public Deed of Purchase and Sale of Real Estate Property, dated December 5, 2025, by and among Irineu Minato, Karime Passos Prestes and Comtrafo Indústria de Transformadores Elétricos S.A, relating to real property located at Parque Industrial, in the City of Cornélio Procópio, State of Paraná, with land area of 8,527.80 sq.ms and built-up area of 5,177.48 sq.ms.	8-K	000-19672	10.2	12/10/25

10.3^	Public Deed of Purchase and Sale of Real Estate Property, dated December 5, 2025, by and between Visão Participações Ltda. and Comtrafo Indústria de Transformadores Elétricos S.A., relating to property located at Parque Industrial I, Lot No. S/5 of Block No. 406, located in Parque Industrial I, in the city of Cornélio Procópio, State of Paraná, with land area of 1,401.80 sq.ms.	8-K	000-19672	10.3	12/10/25

10.4^	Public Deed of Purchase and Sale of Real Estate Property, dated December 5, 2025, by and between Visão Participações Ltda. and Comtrafo Indústria de Transformadores Elétricos S.A., relating to real property located at Rodovia BR-369 – KM 95 - Ourinhos, in the City of Londrina, State of Paraná, with land area of 355,799.15 sq.ms.	8-K	000-19672	10.4	12/10/25

10.5^	Public Deed of Purchase and Sale of Real Estate Property, dated December 5, 2025, by and between Visão Participações Ltda. and Comtrafo Indústria de Transformadores Elétricos S.A, relating to real property located at Parque Industrial Domingos Soares Filho, in the City of Cornélio Procópio, State of Paraná, with land area of 47,335.20 sq.ms.	8-K	000-19672	10.5	12/10/25

10.6	Amendment No. 1 to Stock Exchange Agreement					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					*

101.DEF	Inline XBRL Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________

*	Filed herewith

**	Furnished herewith

^	Portions of the exhibit, marked by ***, have been omitted because the omitted information (i) is not material and (ii) is treated as confidential by the Company.

+	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5)(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

Attached as Exhibits 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2025 and March 31, 2025 (ii) Statements of Operations for the three and nine months ended December 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

		By:	/s/ John W. Kosiba, Jr.
Date:	February 4, 2026		John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)