Form 10-K
period 2026-03-31
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2026-05-27
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 30, 2025, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market on that date ($59.39 per share) was $2,581.3 million.

Number of shares outstanding of the registrant’s Common Stock, as of May 22, 2026 was 47,694,445.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders scheduled to be held on July 31, 2026, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.

AMERICAN SUPERCONDUCTOR CORPORATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, “Item 1A. Risk Factors” and in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our addressable markets, our competitive position, macroeconomic conditions and their anticipated effect on our business, the benefits and integration of our acquisitions, our ability to remediate the material weakness in our internal controls over financial reporting on business acquisitions, government funding and defense spending, financial results and financial condition,  expectations for when our products become operational, capabilities and potential uses of our products, steps taken to enhance liquidity, or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include the important factors discussed under the caption “Risk Factors” in Part I. Item 1A of this Form 10-K for the fiscal year ended March 31, 2026, which among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, except as required by applicable law, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

American Superconductor®, AMSC®, Comtrafo™, Neeltran®, NEPSI™, NWL®, to the next power™, think inside the box™, Smarter, Cleaner...Better Energy™, orchestrate the rhythm and harmony of power on the grid™, Amperium®, D-VAR®, PowerModule™, D-VAR VVO®, PQ-IVR®, SeaTitan®, Gridtec™, Mairnetec™, Windtec™, actiVAR®, armorVAR™, SafetyLOCK™ are trademarks or registered trademarks of American Superconductor Corporation or our subsidiaries. We reserve all of our rights with respect to our trademarks or registered trademarks regardless of whether they are so designated in this Annual Report on Form 10-K by an ® or ™ symbol. All other brand names, product names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

We design, develop, and deploy power control solutions that harmonize an increasingly complex energy system, helping our customers scale without added complexity or size. Our system level products leverage the Company's proprietary "smart materials" and "smart software and controls" to provide enhanced resiliency and improved performance of megawatt-scale power flow.

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

In an era of increasing global tensions, we provide advanced power and protection solutions. Our systems help naval vessels reduce magnetic signatures to enhance survivability against magnetically activated threats, while also powering critical onboard systems and supporting shipyard infrastructure. We engineer rugged, compact solutions that protect, power, and perform, so naval fleets stay ready, wherever duty calls.

In the wind power market, we enable manufacturers to field highly competitive wind turbines through our advanced power electronics and control system products, engineering, and support services. Our power grid and wind products and services provide exceptional reliability, security, efficiency, and affordability to our customers.

Our power system solutions help to improve energy efficiency, alleviate power capacity and other constraints, improve system resiliency, and increase the adoption of renewable energy generation. Demand for our solutions is driven by: the growing needs for modernized grids that improve power reliability, security, and quality, the U.S. Navy’s effort to upgrade in-board power systems to support fleet electrification, and the need for increased renewable sources of electricity, such as wind and solar energy. Concerns about these factors have led to increased spending by corporations and the military, as well as supportive government regulations and initiatives on local, state and national levels, including renewable portfolio standards, tax incentives, and international treaties. We estimate that the total annual addressable global market for our products and solutions is over $15 billion as of the fiscal year ended March 31, 2026.

Our Company's addressable market is driven by a record global energy transition investment of $2.3 trillion in 2025, up 8% year over year, led by electrified transportation ($893 billion), renewable energy ($690 billion), and grid infrastructure ($483 billion). Approximately $110 billion was recorded in mining and materials investments and $185 billion in semiconductor capacity. These two investments were mostly driven by electrification and energy security, which are accelerating the shift toward stronger domestic supply chains. In addition, we see more than $47 billion of U.S. federal investment in military ship systems and capabilities to help ensure performance and security amid increasing geopolitical uncertainty.

On December 5, 2025, we entered into a Stock Exchange Agreement with the selling stockholders named therein. Pursuant to the terms of the Stock Exchange Agreement and concurrently with entering into such agreement, Mardin Participações Ltda., an entity incorporated in Brazil (“AMSC Brazil”) and our wholly-owned subsidiary, directly or indirectly, purchased all of the issued and outstanding shares of Comtrafo Indústria de Transformadores Elétricos S.A. ("Comtrafo"). Comtrafo is a Brazil-based manufacturer of large power and distribution transformers primarily for utility customers and also for industrial customers. Comtrafo is operated and reported as a component of our Grid business segment. We refer to this transaction as the "acquisition of Comtrafo."

On August 1, 2024, we entered into a Stock Purchase Agreement with the selling stockholders named therein. Pursuant to the terms of the Stock Purchase Agreement and concurrently with entering into such agreement, we acquired all of the issued and outstanding shares of Megatran Industries, Inc. Megatran is now a wholly-owned subsidiary of the Company. Megatran's wholly-owned subsidiary, NWL, Inc., ("NWL") is a U.S.-based global producer of engineered power conversion solutions for demanding industrial and military applications. Megatran, together with NWL and its other wholly-owned subsidiaries and affiliates, is operated and reported as a component of our Grid business segment. We refer to this transaction as the "acquisition of NWL."

Market opportunities

We provide solutions that address three key drivers of our business:

•	the global demand for traditional and renewable energy;

•	the global demand for critical materials, including semiconductors, electrification, industrial modernization, and power capacity expansion; and

•	the electrification of Naval and military capabilities.

This all requires an electric grid that is fit for the future.

The Global Demand for Traditional and Renewable Energy:

In traditional energy markets, we provide advanced power control and system solutions across upstream, midstream, and downstream operations. These operations include drilling, production, processing, and storage. As increased investments and production place greater demands on electrical infrastructure, our solutions help stabilize power quality and supply by mitigating harmonics and improving overall system performance. Through these solutions, we enable more efficient, reliable, and productive operations while supporting environmental requirements.

We also design wind turbines and provide electrical control systems inside the turbine that manage voltage, current, frequency, pitch and yaw. At the substation level, we provide interconnection solutions that allow wind farms to meet utility grid code requirements for voltage, power factor and dynamic performance of the plant during unforeseen system disturbances by utilizing our dynamic and static voltage management solutions as well as our harmonic filters. We provide field service and spare parts to our global installed base of over 18 Gigawatts ("GW").

The Global Demand for Critical Materials, Including Semiconductors, Electrification, Industrial Modernization and Power Capacity Expansion:

We provide transformation, rectification, voltage management, and harmonic filtering solutions that help industrial and semiconductor facilities maintain stable, high-quality power for critical operations. At the substation level, our solutions manage input power from the grid and control power for the operation of large-scale industrial equipment such as furnaces, chemical plants, or semiconductor fabrication plants. Our capabilities to control and convert power help ensure continuous flow of stable high-quality power for our customers.

We also provide substation-level sag mitigation systems, which are a substation level power conditioning system. These systems protect and isolate critical manufacturing processes from power system events that could otherwise trip these sensitive processes operations and result in severe disruptions and loss of a customer’s manufactured products. These systems closely monitor incoming electric supply and react in sub-cycle time frames to mitigate voltage sags and swells to provide a conditioned power to the processes. These sag mitigation systems can include both our dynamic and static voltage management as well as our harmonic filter solutions which are specifically designed to improve the facility's overall power factor and harmonic compliance needs.

The Electrification of Naval and Military Capabilities:

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

•

Lead times. Our manufacturing capabilities, engineering expertise, and streamlined execution enable us to deliver solutions with shorter lead times, helping customers accelerate project schedules and reduce operational risk.

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

•

Turnkey systems. We have developed full-system solutions that we sell directly to customers.  This business model leverages our applications expertise, drives value beyond our power electronic and our superconductor-based products, and enables us to recognize revenue and take ownership over the marketing and sales of the full systems. Industrial manufacturers of these essential materials must be able to power their factories in ways that scale without adding complexity or size.

•

Intellectual property portfolio and engineering expertise. We protect our competitive position through a combination of patents, trade secrets, proprietary know-how, confidentiality agreements, and contractual protections. We have a portfolio of awarded patents and patent applications worldwide and have rights through exclusive and non-exclusive licenses to additional patents and patent applications worldwide. In addition, a significant portion of our intellectual property protection is derived from common law rights, copyrights, trade secrets, non-disclosure agreements, and contractual arrangements. We believe our technology and manufacturing knowledge base, customer and product expertise and intellectual property protections collectively provide a strong competitive position.

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

•	Powering partners. We strive to ensure customer success by designing, deploying and supporting fit-to purpose solutions that enhance capability without adding complexity or size.

•	Powering innovation. We deliver innovative ways to harmonize the world's desire for clean energy with the need for reliable power delivery.

•	Powering resilience. Our technology protects and expands the resiliency of all types of power systems — from renewable generation and urban grids to critical industry, Navy ships and more.

•

Powering sustainability. Our solutions accelerate renewable generation and distribution, better use of finite resources, and the transition to more efficient power and protection systems and control emissions from power and industrial plants.

•	Pursuing emerging overseas markets and serving key markets locally. We focus our sales efforts on overseas markets that are investing aggressively in traditional energy, renewable energy and power grid projects. As part of our strategy, we serve our key target markets with local sales and field service personnel, which enables us to understand market dynamics and more effectively anticipate customer needs while also reducing response time. We currently serve target markets such as Australia, Canada, Brazil, Chile, France, India, Japan, Mexico, New Zealand, Peru, Singapore, South Africa, South Korea, Taiwan, the United Kingdom, and the United States.

Grid market overview

Modernizing the global electric grid is widely recognized as essential to maintaining reliability and meeting emerging challenges. These include the increasing frequency of severe weather events (including events resulting from climate change), physical and cybersecurity threats, the rapid expansion of renewable energy—both utility-scale and distributed—and the rise of new customer load types. As electric distribution networks become more complex with the integration of distributed energy resources, automation, and bidirectional power flows, there is a critical need for more accurate, dynamic, and resilient grid systems. Additionally, the rapid growth of data centers, projected to more than double global electricity demand by 2026, presents additional grid planning challenges. Available data further indicate that the existing U.S. electrical grid has been stressed by U.S. wind power generation increasing from 6 GW in 2003 to more than 165 GW in 2025, and photovoltaics ("PV") power generation increasing from almost zero in 2003 to approximately 150 GW as of the end of 2025.

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

In April 2025, the administration issued an executive order titled "Strengthening the Reliability and Security of the United States Electric Grid," invoking emergency authority to address increasing electricity demand and capacity constraints. This directive empowered the Department of Energy ("DOE") to utilize all available power generation resources to ensure the reliable delivery of electricity, especially in response to the growth of technology-driven sectors. Our Grid product solutions are well-positioned to support power quality in energy-intensive industries such as artificial intelligence, data centers, steel, automotive, chemicals, and semiconductors, among others.

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

•

Security. Catastrophic equipment failures caused by aging equipment, physical and cyber events, and weather or climate-related disasters can leave entire sections of an urban environment without power for hours or days.  It can be difficult to recover from extended power outages in urban load centers, worsening situations where the personal safety of residents and the economic health of businesses are threatened.

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

•

Transformers and DC Rectifiers. Our custom transformers and rectifiers combine to form power electronic systems which consists of heavy-duty industrial rectifier transformers and direct current (DC) rectifiers. These systems are installed to produce DC power for electrolytic, furnace, and special processes. They are utilized in all industries including renewables, industrial, chemical, mining, and petro-chemical industries. Through Comtrafo, we also offer a comprehensive transformer portfolio spanning low- and medium-voltage applications through high-voltage transmission projects. This includes oil-filled transformers up to 36 kV, dry-type transformers for indoor and safety-critical applications, and power transformers up to 245 kV and 250 MVA for transmission and large industrial uses. These products are designed to meet international standards and customer-specific requirements across power generation, transmission and distribution, and industrial markets.

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

•	Power Factor Correction Solutions. Our medium voltage metal-enclosed shunt power capacitor banks are custom designed for application on industrial, commercial, and utility power systems that require medium voltage power factor correction. Our capacitor banks are customized to meet our customer's site and system requirements and can be configured to include some or all protection, control, switching, disconnecting and grounding functions. Our medium voltage metal-enclosed harmonic filter banks are custom designed for application on industrial, commercial, and utility power systems that require medium voltage power factor correction, var and voltage support, and mitigation from harmonic resonance or harmonic distortion.

•	actiVAR® Systems. Our actiVAR system is a fast-switching medium-voltage reactive compensation solution that utilizes passive, fast-switching, and transient-free switching devices. The actiVAR mitigates voltage sags and reduces large inrush currents associated with starting large medium-voltage motors across-the-line. Large motors require significant amounts of reactive power to start. The flow of VARs across the power system network results in voltage sags which cause power quality issues to nearby utility customers, as well as a reduction in the motors ability to start. Traditional solutions to solve these problems utilize complex and costly adjustable speed drives and synchronous transfer switchgear solutions. The actiVAR replaces these items at a fraction of the cost. The solution is prevalent in the pump and compressors stations utilized in industrial trades. Our actiVAR sales process begins with the engineering and procurement companies during feasibility studies. We identify viable projects for this solution and assist with performance and rating calculations, which eventually lead to the adaption and purchase of the actiVAR solution.

•	armorVAR™ Systems. Our armorVAR system consists of conventionally switched medium-voltage metal-enclosed capacitor banks and harmonic filter banks. These systems are installed for reactive compensation, power factor correction, loss reduction, utility bill savings, and mitigation of common power quality concerns related to power converter-based generation and load devices. They are utilized in all industries including renewables, industrial, utility, commercial, mining, and petro-chemical industries. Our armorVAR systems also support the base VAR requirements of renewable power plants and can include fully integrated D-VAR and D-VAR VVO® solutions to form more advanced hybrid solutions that are more economical and easier to install.

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

Marine market overview

Defense spending has increased over the past eight years as the U.S. military moves to rebuild and retool for competition against other great powers. In January 2025, the U.S. Navy’s 2025 shipbuilding plan covering government fiscal years 2025 to 2054, calls for a larger and more distributed fleet. To achieve that goal, the Navy would buy 364 ships over the 2025–2054 period: 293 combat ships and 71 combat logistics and support ships. Recent shipbuilding initiatives over the past year, including the Navy's FY27 budget request, suggest that spending levels and the goals for numbers of ships will further increase. For a description of risks related to our government contracts, see Part I, Item" 1A, “Risk Factors – Our contracts with the U.S. government are subject to audit, modification or termination by the U.S. government and include certain other provisions in favor of the government. The continued funding of such contracts remains subject to annual congressional appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit."

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

•

Signature Protection. Since WWII, the Navy fleet has protected its warfare vessels with copper-based degaussing systems. Our HTS-based degaussing system provides world class mine protection while reducing the weight of the degaussing system by an estimated 50-80% and reducing energy consumption. We believe that our HTS systems are an enabling technology for the U.S. Navy in its mission to create an all-electric ship (Super Ship). Our HTS-based SPS degaussing system has been designed into the San Antonio-class amphibious warfare ship platform, with the first system delivered in January 2022 deployed on the USS Fort Lauderdale.  In 2025, we delivered an additional HTS-based SPS system for the USS Richard M. McCool Jr. We continue to collaborate with the U.S. Navy on potential additional opportunities for our advanced HTS-based ship protection systems. The core components of the ship protection system are common and transferable to other applications being targeted for ship implementation.

Our solutions for the marine market

Each Navy ship can be thought of as having its own power grid.  We provide advanced ship protection systems, power management, and power generation systems that are designed to help fleets increase system efficiencies, enhance warfare capabilities, and boost reliability, performance and security. Our systems have been deployed across a range of naval applications, helping improve mission capability, increase operational efficiency, and reduce execution times.

Our ship protection systems reduce a vessel’s magnetic signature, making ships harder to detect by magnetic sensors and magnetically activated mines. AMSC’s proprietary technology delivers this protection with significantly lower weight and reduced power and space requirements, preserving critical onboard capacity for mission operations.

We also provide power solutions that support shipyard operations by delivering reliable power to vessels during assembly, maintenance, and docking when ships are disconnected from external power sources. In addition, our technology supports naval propulsion motors and power generators, where its compact, efficient, and high-power-density design enables greater onboard power generation and enhanced capabilities for next-generation naval vessels.

Wind market overview

The global energy mix has seen a growing proportion of renewable energy, including wind power. Wind power is unlimited in supply and its generation has very few emissions. Wind power has become a major pillar of power supply in many parts of the world.

According to the Global Wind Energy Council (GWEC), a research firm, approximately 151 GW of wind generation capacity was expected worldwide in calendar 2025, as compared to nearly 117 GW in calendar 2024. GWEC anticipates that more than 162 GW of additional capacity will be added in 2026.

According to GlobalData, annual wind installations in India for calendar 2025 were 6.3 GW and for calendar 2026 are estimated to be above 6 GW.

Several factors are expected to drive the future growth in the wind power market, including substantial government incentives and mandates that have been established in some countries, technological improvements, turbine cost reductions, the development of the offshore wind market, and increasing cost competitiveness with existing power generation technologies. Technological advances, declining turbine production cost and fluctuating prices for some fossil fuels continue to increase the competitiveness of wind versus traditional power generation technologies.

Our solutions for the wind market

We address the challenges of the wind power market by designing and engineering wind turbines, providing extensive support services to wind turbine manufacturers, and manufacturing and selling critical components for wind turbines.

•

Electrical Control Systems. We provide full electrical control systems (“ECS”) to manufacturers of wind turbines designed by us. Our ECS regulate voltage, control power flows and maximize wind turbine efficiency, among other functions. To date, we have shipped core electrical components and complete ECS sufficient to power over 18,000 MWs of wind power. We believe our ECS represent approximately at least 10% of a wind turbine’s bill of materials.

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

Customers

We serve customers globally through a localized sales and field service presence in our core target markets. We have served over 100 customers in the grid market since our inception, including a variety of U.S based power utilities, Huntington Ingalls Shipbuilding, Innomotics LLC, the U.S. Navy, Capital Power Corp., Targa Resources Corp., Micron Technology Inc., SSE plc in the United Kingdom, Consolidated Power Projects (Pty) Ltd in South Africa, the Royal Canadian Navy in Canada, Fuji Bridex in Singapore, Copel Distribuição in Brazil and Ergon Energy in Australia. Additionally, our sales personnel in the United States are supported by manufacturers' sales representatives. We have designed wind turbines for and licensed wind turbine designs to wind turbine manufacturing customers including Inox Wind Limited ("Inox") in India and Doosan Heavy Industries (“Doosan”) in South Korea.

In fiscal 2025, Inox accounted for 15% and Fuji Bridex accounted for 10% of our total revenues. In fiscal 2024, Inox accounted for 14% of our total revenues. In fiscal 2023, Inox accounted for 13% of our total revenues. No other customer accounted for more than 10% of our total revenues in each of fiscal 2025, 2024, and 2023.

Facilities and Manufacturing

Our primary facilities and their primary functions are as follows:

•	Ayer, Massachusetts — Corporate headquarters; Grid segment manufacturing, and research and development

•	Bordentown, New Jersey — Grid segment manufacturing

•	Cornélio Procópio, Brazil — Grid segment manufacturing

•	Klagenfurt, Austria —Wind segment engineering, research and development, and customer support

•	New Milford, Connecticut — Grid segment manufacturing

•	Pewaukee, Wisconsin — Grid segment research and development

•	Queensbury, New York — Grid segment manufacturing

•	Richland, Washington — Grid segment research and development

•	Florence, New Jersey — Grid segment manufacturing

•	Silesian, Poland — Grid segment manufacturing

•	Westminster, Massachusetts — Grid segment manufacturing

Our global footprint also includes sales and/or field service offices in Australia, Brazil, India, South Korea, the United Kingdom and McLean, VA.

The principal raw materials used in the manufacture of the Company’s products are nickel, silver, yttrium, copper, brass, and stainless steel. Major components are insulated gate bi-polar transistors, heatsinks, inductors, enclosures, transformers, and printed circuit boards. Most of these raw materials are available from multiple sources in the United States and world markets. Generally, the Company believes that adequate alternative sources are available for the majority of its key raw material and purchased component needs, however, the Company is dependent on a single or limited number of suppliers for certain materials and components. In addition, new or proposed tariff increases on our raw materials, in particular stainless steel, may increase prices for such raw materials and/or may create shortages as customers seek alternative suppliers.

Sales and Marketing

Our strategy is to serve customers locally in our core target markets through a direct sales force operating out of sales offices worldwide. In addition, we utilize manufacturers’ sales representatives to market our products to utilities.  The sales force also leverages business development staff for our various offerings as well as our team of wind turbine engineers and power grid transmission planners, all of whom help to ensure that we have an in-depth understanding of customer needs and provide cost-effective solutions for those needs.

Segments

We segment our operations into two market-facing business segments: Grid and Wind. We believe this market-centric structure enables us to more effectively anticipate and meet the needs of power generators, power utilities, industrial manufacturers, the military and renewable energy companies.

Competition

We face competition in various aspects of our technology and product development. We face competition across our new energy systems product lines from companies like ABB, Hitachi, Ingeteam, Mitsubishi and Siemens. We face more local competition in a subset of our business like power quality by companies that include Southern States, Controllix, Powerside, Elgin Power, Scott Manufacturing and QVARx, and we face competition on our power transformers and power supplies from companies like Friem, Dynapower, Nidec, Espey Manufacturing, Hammond, WEG S.A., and Kraft Powercon. We believe that competitive performance in the marketplace depends upon several factors, including technical innovation, range of products and services, product quality and reliability, customer service and technical support.

With our HTS-based REG product, we are offering a new approach that provides alternatives to utilities for power system design. Therefore, we believe that we compete with traditional approaches such as new full-sized substations, overhead and underground transmission, and urban power transformers.

We believe we are currently the only company that can offer HTS-based SPS products that have been fully qualified for use aboard U.S. Navy surface combatants.  Therefore, the primary competition for our SPS products is currently coming from defense contractors that provide the copper-based systems that our lighter, more efficient HTS versions have been developed to replace. Companies such as Ultra Maritime, L3 Harris, and Raytheon have the bulk of the business today.

Our power module conversion equipment and our electrical control systems are designed and integrated into our wind turbine designs in a way to achieve maximum performance of the turbine. Typically, we are the exclusive provider of the power module conversion equipment and electrical control systems for our wind turbine designs. As a result, our power conversion equipment and electrical control systems see limited competition. Other companies that serve the wind turbine components industry include ABB. We also face indirect competition in the wind energy market from global manufacturers of wind turbines, such as Siemens, Vestas, and Suzlon. We face competition for the supply of wind turbine engineering design services from design engineering firms such as Aerovide and W2E.

Intellectual Property

Patent Background

We protect our intellectual property through a combination of patents, trade secrets, proprietary know-how, non-disclosure agreements, and other contractual protections. Our intellectual property (“IP”) portfolio includes patents we own, patents we license from others and significant proprietary know-how and trade secrets, particularly in connection with our recently acquired businesses. We devote substantial resources to protecting our intellectual property position. Together with the international counterparts of our patents and patent applications, we own a portfolio of patents and patent applications worldwide and have rights through exclusive and non-exclusive licenses. Following our acquisition of Comtrafo, a substantial portion of our overall IP protection is derived from copyrights, common law rights, trade secrets, and contractual arrangements, including non-disclosure agreements. We believe that our current intellectual property protections, together with our ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient proprietary rights to develop and sell our products. However, for the reasons described below, we cannot assure you that this will be the case.

Despite our intellectual property protections, a number of U.S. and foreign patents and patent applications of third parties relate to our current products, to products we are developing, or to technology we are now using in the development or production of our products. We may need to acquire licenses to those patents, contest the scope or validity of those patents, or design around patented processes or products as necessary. If companies holding patents or patent applications that we need to license are competitors, we believe our patent portfolio may improve our ability to enter into license or cross-license arrangements with these companies. We have already successfully negotiated cross-licenses with several competitors.

Failure to obtain all necessary patents, licenses and other IP rights upon reasonable terms could significantly reduce the scope of our business and have a material adverse effect on our results of operations. We do not know the likelihood of successfully contesting the scope or validity of patents held by others. In any event, we could incur substantial costs in challenging the patents of other companies. Moreover, third parties could challenge some of our patents or patent applications, and we could incur substantial costs in defending the scope and validity of our own patents or patent applications whether or not a challenge is ultimately successful.

Grid Patents

We have received patents and filed numerous additional patent applications on power quality and reliability systems, including our D-VAR products. Our products are covered by patents and patents pending worldwide on both our systems and power converter products. The patents and applications focus on inventions that significantly improve product performance and reduce product costs, thereby providing a competitive advantage. Our grid patents will begin to expire in 2027, with the latest set to expire in 2041.

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

In addition to HTS wire patents, we have extensive patents and patents pending covering applications of HTS wire, such as HTS fault current limiting technology including our fault current limiting cable, HTS rotating machines and ship protection systems. Our HTS application patents will begin to expire in 2027, with the latest set to expire in 2040. Since the superconductor rotating machine and the fault current limiting cable applications are relatively new, we believe that we have a strong patent position in these areas.  We also believe we have one of the broadest and most fundamental patent position in superconductor rotating machines technology. We have a series of patents on our concept for our proprietary fault current limiting technology. However, there can be no assurance that that these patents will be sufficient to assure our freedom of action in these fields without further licensing from others. See Part I, Item 1A, “Risk Factors,” for more information regarding the status of the commercialization of our Amperium wire products.

Wind Patents

Under our Windtec™ Solutions brand, we design a variety of wind turbine systems and license these designs, including expertise and patent rights, to third parties for an upfront fee, plus in some cases, future royalties. Our wind turbine designs are covered by patents worldwide on wind turbine technology. We have patent coverage on the unique design features of our blade pitch control system, which ensures optimal aerodynamic flow conditions on the turbine blades and improves system efficiency and performance. Our wind patents began to expire in 2025, with the latest set to expire in 2039.

Trade Secrets

Significant portions of the important technology used in our operations and products is not covered by any patent or patent application owned by or licensed to us, but are instead protected as trade secrets and through contractual agreements, including non-disclosure agreements. We take steps to maintain the confidentiality of this technology by requiring all employees and all consultants to sign confidentiality agreements and by limiting access to confidential information. We cannot provide any assurance that these measures will prevent the unauthorized disclosure or use of that information. In addition, we cannot provide any assurance that others, including our competitors, will not independently develop the same or comparable technology that is one of our trade secrets.

Human Capital

We aim to provide a safe and positive work environment for our employees that emphasizes respect for individuals and high standards of integrity. The health and safety of our employees is of utmost importance to us. Recognizing and respecting our global presence, we strive to maintain an inclusive workforce, where anyone can reach their potential regardless of background, everywhere we operate. As of March 31, 2026, we employed 1,195 employees. A portion of our Brazilian employees are represented by a labor union.

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

Information about our Executive Officers

The table and biographical summaries set forth below contain information with respect to our executive officers as of the date of this filing:

Name	Age	Position
Daniel P. McGahn	54	President, Chief Executive Officer and Chairman
John W. Kosiba, Jr.	53	Senior Vice President, Chief Financial Officer and Treasurer

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

Risks Related to Our Operations

If we fail to implement our business strategy successfully, our financial performance could be harmed.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including driving revenue growth and enhancing operating results by increasing customer adoption of our products by targeting high-growth segments with commercial and system-level products as well as identifying and completing opportunistic acquisitions. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty in achieving our strategic objectives. Any failure to implement our business strategy successfully may adversely affect our business, financial condition and results of operations. In addition, we may decide to alter or discontinue certain aspects of our business strategy at any time.

Our ability to implement our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, including as a result of the ongoing wars between Russia and Ukraine and in the Middle East and trade conflicts, or increased operating costs or expenses.

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

In order to minimize costs and time to market, we have and will continue to identify local suppliers that meet our quality standards to produce certain of our subassemblies and components. These efforts may not be successful including as quality standards evolve. For example, there are increasing expectations in various jurisdictions that companies monitor the environmental, social, and/or geographic provenance of their supply chain; complying with such expectations may cause us to incur additional costs, subject us to increased scrutiny, reduce the number of acceptable suppliers, or otherwise impact our business or operations. In addition, any event that negatively impacts our supply, including, among others, wars, terrorist activities, cyberattacks, natural disasters, trade policy and outbreaks of infectious disease, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as we are able to restore our production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

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

Achieving the benefits of any acquisition involves additional risks, including:

•	difficulty integrating acquired operations, technologies and personnel;

•	inability to retain management and other key personnel of the acquired business;

•	changes in management or other key personnel that may harm relationships with the acquired business’s customers and employees;

•	unforeseen liabilities of the acquired business;

•	diversion of management’s and employees’ attention from other business matters as a result of the integration process;

•	mistaken assumptions about volumes, revenues and costs associated with the acquired business, including synergies;

•	limitations on indemnification from the seller;

•	mistaken assumptions about the overall costs of equity or debt used to finance the acquisition; and

•	unforeseen difficulties operating in new product areas, with new customers, or in new geographic areas, including in emerging markets.

We cannot provide any assurance that we will realize any of the anticipated benefits of any acquisition, including our acquisition of Comtrafo Indústria de Transformadores Elétricos S.A. (“Comtrafo”), completed in December 2025, and Megatran Industries, Inc. including its subsidiaries, completed in August 2024, and if we fail to realize these anticipated benefits, our operating performance could suffer.

Our business and operations may be materially adversely impacted in the event of a failure or security breach of our or any critical third parties' IT Systems or Confidential Information.

We rely upon the capacity, reliability, and security of information technology hardware and software infrastructure and networks (collectively, "IT Systems"), and our ability to expand and update such IT Systems in response to our changing needs. We manage certain IT Systems but also rely on IT Systems and various products and services provided by critical third-party vendors and others in the supply chain. We also collect, store, and otherwise process sensitive, personal and confidential information ("Confidential Information") in the ordinary course of our business. Any failure to manage, expand, or update our IT Systems or Confidential Information or any disruption to or failure in the operation of such IT Systems or Confidential Information could materially harm our business. In addition, the costs associated with updating and securing our IT Systems or Confidential Information are likely to increase as such security measures become more complex, which may harm our operating results and financial condition.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. Our IT Systems, and those of the third-party vendors we rely on, as well as our Confidential Information, are vulnerable to disruption, compromise and damage from computer viruses (including malware and ransomware), bugs, misconfigurations or vulnerabilities, social engineering/phishing, natural disasters, human or technical error, intentional conduct, cyberattacks, unauthorized access and other similar disruptions. Because we rely on certain third party vendors that support our operations, successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems can materially impact our operations and financial results. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, or the processes of third-party vendors we rely on, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as employees.  We cannot guarantee the security or protection of any IT Systems or Confidential Information. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude, particularly as threat actors, such as ransomware groups, are becoming increasingly sophisticated in using techniques and tools, including artificial intelligence, that are designed to circumvent controls, evade detection and remove or obfuscate forensic evidence. As a result, we and our third-party providers may be unable to timely or effectively anticipate, detect, investigate, remediate or recover from cyberattacks in the future or avoid material impact to our IT Systems, Confidential Information, and our business. We also face increased cyber risk due to the number of our and others' employees who are (and may continue to be) working remotely due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or those of third parties upon which we rely could result in disruptions to our operations, and/or loss, damage or compromise Confidential Information. Any or all of the foregoing could harm our reputation, result in substantial remediation, incident response, system restoration and compliance costs, lead to lost revenues and business opportunities, lead to regulatory investigations and enforcement and/or litigation (such as class actions), and related fines or penalties, increase our insurance premiums and have other materially adverse effects on our business and results. Our insurance policies may not cover, or may be insufficient to cover, any or all costs, losses and liability associated with any cyberattacks, security incidents or other disruptions and we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.

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

All of our U.S. and Canadian government contracts, as well as certain of our contracts with third parties that are dependent on such government contracts, can be terminated by the applicable government for its convenience. Termination-for-convenience provisions typically provide only for our recovery of costs incurred or committed, and for settlement of expenses and profit on work completed prior to termination. In addition to the right of the government to terminate its contracts with us, these government contracts are conditioned upon the continuing approval by the applicable legislature of the necessary spending to honor such contracts. The U.S. Congress often appropriates funds for a program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of many major governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by the U.S. Congress or other applicable body for future fiscal years.  In addition, government shutdowns could prevent or delay such contracts from being funded. Failure by the U.S. Congress to further suspend or increase the debt ceiling could delay or result in the loss of contracts for the procurement of our products and services, and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments. There can be no assurance that we will not be adversely affected by government cost-cutting measures.

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

Our performance on contracts with the U.S. Department of Defense may result in restrictions to our ability to repurchase our common stock or U.S. government denial of Foreign Military Sales or ceasing of assistance for international Direct Commercial Sales.

On January 7, 2026, the President of the United States signed an Executive Order titled "Prioritizing the Warfighter in Defense Contracting," (the "Executive Order") which directs the Secretary of Defense to identify contractors for critical weapons, supplies, and equipment that have engaged in stock repurchases or dividend distributions and are underperforming on their contracts, not investing capital into necessary production capacity, not prioritizing contract performance, or whose production speed is insufficient (collectively, "Underperformance"). Contractors that fail to remediate their Underperformance may be subject to enforcement actions under the Defense Production Act or contract law. Future defense contract awards will contain provisions prohibiting stock repurchases or dividend distributions and capping executive base salaries during periods of Underperformance as determined by the Secretary of Defense, and will require that executive incentive compensation be linked to on-time delivery of work under defense contracts, increased production, and facilitation of investments and operating improvements. The Secretary of Defense may also deny new advocacy cases for Foreign Military Sales or cease ongoing advocacy efforts for international Direct Commercial Sales for Underperforming contractors.

Our failure to sufficiently perform and prioritize our U.S. defense contracts, invest capital into production, capacity, or perform our contracts at the appropriate speed could result in restrictions to our ability to repurchase our common stock, issue dividends, or compete for International Foreign Military Sales or Direct Commercial Sales Contracts. In addition, the U.S. government could terminate our existing contracts or withhold payment for completed work due to Underperformance. The U.S. government could also cap the base salaries for our executives based upon the Secretary of Defense's finding of Underperformance.

Given the recency of the Executive Order, it is unclear how the U.S. government will implement its enforcement provisions or what metrics or conditions the Secretary of Defense will use to identify Underperforming defense contractors. If any of the foregoing were to occur, it could materially harm our business, result in reduced revenue and profitability, damage our reputation and customer relationships, or affect our stock price and increase its volatility.

Failure to comply with evolving data privacy and data protection laws, regulations, and other obligations, or to otherwise protect personal data, may adversely impact our business and financial results.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Data”).We are therefore subject to many rapidly evolving privacy and data protection laws and regulations in the United States, Europe and around the world. These laws require us to operate in a complex environment where there are significant constraints on how we can process Personal Data across our business. The scope of these laws are changing, subject to differing interpretations, and may be inconsistent among jurisdictions. For example, the European and United Kingdom General Data Protection Regulation, the California Consumer Privacy Act, and the data protection and security laws of other jurisdictions impose onerous obligations — including around transparency, data subject rights, contractual requirements, data breach reporting, and international data transfers — with respect to our processing of Personal Data. We are also subject to certain contractual obligations related to privacy, data protection and data security that may also impose onerous obligations. The legal and regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another, and may conflict with our other legal obligations or our practices. Any failure or perceived failure by us to comply with our privacy, data protection and data security obligations may result in substantial fines, regulatory investigations or enforcement, reputational damage, orders to cease/change our use of data, as well as potential civil claims, including class action litigation, and could result in significant liability (including monetary penalties or requirements to alter our operations), any of which could materially and adversely affect our business, results of operations, and financial condition. Further, any significant change to applicable laws, regulations or industry practices regarding privacy, data protection, and data security could increase our costs and require us to modify our operations, possibly in a material manner.

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

A significant portion of our Wind segment revenues have historically been derived from Inox and a significant decrease in revenues from Inox could adversely impact our Wind segment. Revenues from Inox are supported by supply contracts to purchase wind turbine ECS, and licenses to make, use and supply, wind turbines based on our designs. Inox has been active in the new central and state government auction regime in India and has a cumulative order book of over 3 GW. However, we cannot predict if and how successful Inox will be in executing on these orders or in obtaining new orders under the new central and state auction regime. Any failure by Inox to succeed under this regime, or any delay in Inox’s ability to deliver its wind turbines, could result in fewer ECS shipments to Inox.  Inox has historically failed to post letters of credit and take delivery of forecasted ECS quantities.

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

Problems with product quality or product performance may cause us to incur warranty expenses or product liability charges and may damage our market reputation and prevent us from achieving increased sales and market share.

Consistent with customary practice in our industry, we provide various warranties or guarantees relating to our products, such as that our products and/or services will be free from defects in material and workmanship under normal use and service. We generally provide a one- to three-year warranty on our products, commencing upon installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. The possibility of future product failures or issues related to services we provided could cause us to incur substantial expenses to repair or replace defective products or re-perform such services potentially in excess of our reserves. Furthermore, widespread product failures or other shortcomings of our products may damage our market reputation, reduce our market share, create product liability obligations or cause sales to decline.

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

We have had limited success marketing and selling our superconductor products and system-level solutions, including our REG system, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow.

To date, we have had limited success marketing and selling our superconductor products and system-level solutions and there has been no widespread commercial use of the REG system. Once our products and solutions are ready for widespread commercial use, we will have to develop a marketing and sales organization that will effectively demonstrate the advantages of our products over more traditional products, competing superconductor products and other technologies. We may not be successful in our efforts to market this technology and we may not be able to establish an effective sales and distribution organization.

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

Even if a project is funded, completion of projects can be delayed as a result of other factors.  It is possible that the market demands we currently anticipate for our products and solutions will not develop and that they will never achieve widespread commercial acceptance. In such event, we would not be able to implement our strategy, and our results of operations could be adversely affected.  Even if a commercial market were to develop, commercial terms requested by third parties, such as relating to bonding requirements, limitations of liability, warranty periods, or other contractual provisions, may not be acceptable to us, which could impede our ability to enter into contractual arrangements for the sale of our products and systems.

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

In addition, changes in climate change-related laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional compliance requirements and expenditures, and subject us to additional operational costs and restrictions, including increased energy and raw material costs and other compliance requirements which could negatively impact our reputation, business, capital expenditures, results of operations and financial position. For more information, please refer to our risk factor titled “Evolving and varied expectations on environmental sustainability and social initiatives could adversely impact our financial results."

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

The occurrence or reoccurrence of regional epidemics, a global pandemic or other public health crises may adversely affect our operations, financial condition, and results of operations. The extent to which a public health crisis impacts our business going forward will depend on factors such as the duration and scope; governmental, business, and individuals' actions in response to the public health crisis; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a public health crisis may intensify other risks described in these Risk Factors.

Risks Related to Our Financial Performance

Changes in valuation allowance of deferred tax assets may affect our future operating results.

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. In fiscal 2025, based on our evaluation of all available positive and negative evidence, we concluded that it was more-likely-than not that a significant portion of our federal and state deferred tax assets would be realized. Accordingly, we released the valuation allowance against these deferred tax assets. The assessment of the realizability of future tax assets involved considerable management judgement and required evaluation of all available evidence, including cumulative recent financial performance and forecasts of future taxable income. As a result of this assessment, we recognized a deferred income tax benefit of $118.4 million in fiscal 2025. Our judgement regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision expense and our results of operations in the period in which the valuation allowance is adjusted.

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

During the fourth quarter of fiscal 2025, in connection with the preparation of our financial statements for this Annual Report on Form 10-K, management identified the following material weakness: We did not maintain effective internal controls over preparation and review of the initial purchase accounting  and the continuing fair value accounting associated with the Comtrafo Acquisition to ensure the accurate and timely reporting of our financial results related to this acquisition. Specifically, errors went undetected in amounts initially recorded to the opening balance sheet due to controls not operating at the appropriate level of precision during management's review process which could have led to a reasonable possibility of material misstatement to account balances or disclosures.

Notwithstanding the material weakness, we believe that our financial statements contained in this Annual Report on Form 10-K fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.

Our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness, which we currently believe will be primarily through the development and implementation of new levels of precision of management review controls around business acquisitions.

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

We have not been historically profitable, and there can be no assurance that we will sustain our recent profitability. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter.

While we achieved profitable results in fiscal  2025 and 2024, our ability to sustain profitability depends on numerous factors, many of which are outside of our control. If we are unable to maintain profitability, we could be required to take charges, including the potential restoration of some or all of the valuation allowance against our deferred tax assets, which could materially affect our financial condition and results of operations.

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

While we generated positive operating cash flow in fiscal 2025 and the prior year, we have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us.

At  March 31, 2026, we had approximately $ 147.6 million of cash, cash equivalents and restricted cash, and during the fiscal year ended March 31, 2026, $ 23.1 million in cash was provided by our operating activities. In the current period, we experienced net income and positive operating cash flows. In prior years, we have experienced net losses and negative operating cash flows.

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

Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations, and we could experience losses with respect to hedging activities. In fiscal 2025, 52% of our revenues were recognized from sales outside of the United States. In addition, approximately 16% and  7% of our revenues in fiscal  2025 were derived under sales contracts where prices were denominated in the Euro and Real, respectively. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in a lesser value of orders, and therefore lower revenues, from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations.  However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

We may be required to issue performance bonds, which restricts our ability to access any cash used as collateral for the bonds.

While we have been required to provide performance bonds in the form of surety bonds or other forms of security and letters of credit in the past, the size of the bonds and letters of credit was not material. In recent years, we have entered into contracts that require us to post bonds and deliver letters of credit of significant magnitude. Similarly, in many other instances, we have been required to deposit cash in escrow accounts as collateral for these instruments, which is unavailable to us for general use for significant periods of time. Should we be unable to obtain performance bonds or letters in the future, significant future potential revenue could become unavailable to us. Further, should our working capital situation deteriorate, we would not be able to access the restricted cash to meet working capital requirements.

Risks Related to Our Markets

Adverse changes in domestic and global economic conditions could adversely affect our operating results.

We have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions, including as a result of governmental policies and actions in the United States. In recent years, financial markets have been volatile and the state of both the domestic and global economies has been uncertain. Governmental policies and actions in the United States, such as new tariffs, trade restrictions and resulting trade conflicts, cuts in government spending or the failure to increase the federal debt ceiling, could lead to further financial market volatility and harm the economy. Adverse credit conditions in the future could have a negative impact on our ability to execute on future strategic activities.  In addition, if credit is difficult to obtain in the future, some customers may delay or reduce purchases. Similarly, inflationary pressures have increased and may increase our costs or force us to increase prices for our products. These economic events have resulted or could in the future result in higher product costs, reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased accounts receivable and inventory write-offs and increased price competition. If recessionary conditions exist and continue for an extended period of time, our business and results of operations may be materially adversely affected. We also purchase large amounts of commodity-based raw materials. Prevailing prices for such commodities are subject to fluctuations due to changes in supply and demand, tariffs, and a variety of additional factors beyond our control, such as global political and economic conditions. Any of these events would likely harm our business, results of operations and financial condition.

The ongoing conflict between the United States, Israel, and Iran has disrupted global energy markets and supply chains and could adversely affect our business, financial condition, and results of operations

In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have material operations in the Middle East, the ongoing conflict and any further escalation has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, which could affect demand for our Grid and Wind products and solutions in multiple ways. Higher energy prices and energy market volatility may alter utility and industrial customer spending patterns and priorities, potentially accelerating investment in grid infrastructure and resilience in certain markets while constraining capital budgets in others. The conflict could also increase the cost or reduce the availability of commodity-based raw materials we depend on, including stainless steel, nickel, and copper, and disrupt global supply chains on which we and our suppliers rely. In addition, further escalation could heighten inflationary pressures on our input costs, adversely affect global financial markets, increase currency exchange rate volatility, including with respect to Brazilian Real and the Euro, in which a significant portion of our revenues and costs are denominated, and elevate interest rates, which could increase the cost of future debt financing and affect our ability to execute our acquisition-driven growth strategy on favorable terms. The conflict could also affect U.S. defense spending priorities and appropriations, which could positively or negatively impact funding for our ship protection systems and other defense-related programs with the U.S. Navy. Finally, increased geopolitical instability in the Middle East could adversely affect our ability to pursue business opportunities in the region, including in countries where we have existing or prospective customer relationships. While the impacts of the conflict between the United States, Israel, and Iran may have an adverse effect on our business, financial condition, and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results.

In recent years, a substantial amount of our consolidated revenues were recognized from customers outside of the United States. For example, 52% of our revenues in fiscal 2025 and 31% of our revenues in fiscal 2024 were recognized from sales outside the United States. We also manufacture certain of our products and purchase a portion of our raw materials and components from suppliers in other foreign countries. The ongoing wars between Ukraine and Russia and the Middle East have caused increased raw material costs and material shortages and, as a result, adversely impacted certain of our suppliers. Our international operations are subject to a variety of risks that we do not face in the United States, including:

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

We cannot predict with certainty the effect that new quotas, tariffs, taxes or other trade barriers upon the importation or exportation of our products or gauge the effect that new barriers would have on our financial position or results of operations.  These new tariffs or any additional tariffs or other trade barriers may cause our costs to increase, our products to be less competitive, and our business, results of operations and financial position to be materially adversely affected. Moreover, in February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act ("IEEPA") to impose tariffs was not permitted, invalidating a significant portion of U.S. tariffs that had been in effect since April 2025. The Administration responded by invoking a 10% global tariff pursuant to section 122 of the Trade Act of 1974 for 150 days, effective February 24, 2026. The Administration also initiated trade investigations that could result in additional future tariffs. The ruling, and the Administration's subsequent actions, have created substantial uncertainty regarding the tariff environment, including with respect to (i) the timing and scope of any new tariffs that may be imposed under alternative mechanisms and (ii) the potential for further legal challenges to any such tariffs.

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

We face competition across our product lines from companies like ABB, Hitachi, Ingeteam, Mitsubishi and Siemens. We face more local competition in a subset of our business like power quality by companies that include, Southern States, Controllix, Powerside, Elgin Power, Scott Manufacturing and QVARx. Additionally, we face competition on our power transformers and power supplies from companies like Friem, Dynapower, Nidec, Espey Manufacturing, Hammond, WEG S.A., and Kraft Powercon.

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

With respect to our Wind business, other companies that serve the wind turbine components industry include ABB. We also face indirect competition in the wind energy market from global manufacturers of wind turbines, such as Siemens, Vestas, and Suzlon. We face competition for the supply of wind turbine engineering design services from design engineering firms such as Aerovide and W2E.

The competition in these markets could adversely affect our operating results by reducing the volume of the products we sell or the prices we can charge. These competitors may be able to respond more rapidly than us to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. Our success depends significantly upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements, which may include artificial intelligence, machine learning, and other advanced digital technologies that are increasingly central to product development, manufacturing efficiency, and customer engagement. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, our business will suffer. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.

We have operations in, and depend on sales in, emerging markets, including Latin America and India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in Brazil's or India’s political, social, regulatory and economic environment may affect our financial performance.

We have operations in emerging markets, including Brazil and India. Our financial performance depends upon our ability to carry on our operations and sell our products in such emerging markets.  We are, and will continue to be, subject to financial, political, economic and business risks in connection with our operations and sales in these emerging markets. In addition to the business risks inherent in developing and servicing these markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced in emerging markets. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest, public health emergencies and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results and cash flows.

Our financial performance could be affected by the political and social environment in Brazil and India.  In recent years, India has experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries.  The potential for hostilities between India and Pakistan has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment.

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

Evolving and varied expectations on environmental sustainability and social initiatives could adversely impact our business and financial results.

There has been evolving and varied expectations by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on climate, human capital, and other environmental, social and similar sustainability matters. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, including any relevant sustainability goals, our reputation and financial results may suffer. While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve our environmental, social, and governance ("ESG") profile or respond to certain stakeholder expectations, such initiatives may be costly and may not have the desired effect. For example, methodologies and data relevant to many ESG matters are evolving, in some cases quite rapidly; as a result, actions or statements that we may take based on information or processes we currently believe to be reasonable may subsequently be determined to be erroneous or not in keeping with current or future best practice. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, we cannot guarantee that our approaches or results will align with the expectations of any particular stakeholder. Stakeholder expectations are not uniform, and both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives.

There are also evolving regulatory requirements related to various ESG matters. For example, various jurisdictions have adopted, or are considering adopting, requirements for the disclosure of climate- or other ESG-related information, or certain substantive considerations regarding ESG in operations, which may require significant additional costs to comply. As with other stakeholder expectations, such regulations are divergent and, at times, conflict, which may increase the costs and complexity of compliance and any associated risks. Any failure to successfully navigate regulatory developments and other stakeholder expectations may result in additional costs, difficulties in attracting or retaining customers or employees, reputational harm, regulatory or investor engagement, or other adverse impacts. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy.

At present, the cost of wind energy exceeds the cost of conventional power generation in many locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of wind energy and other renewable energy sources. Renewable energy policies are in place in the European Union, certain countries in Asia, including India, China, Japan and South Korea, and many of the states in Australia and the United States. Examples of government sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of wind energy products to promote the use of wind energy and to reduce dependency on other forms of energy. Governments, however, may decide to reduce or eliminate these economic incentives, or curtail legislative programs supportive of wind energy technologies for political, financial or other reasons. In the United States, various legislation and regulations designed to support the growth of wind energy had been implemented or proposed, such as the Inflation Reduction Act, Production Tax Credit for Renewable Energy ("PTC") and the Clean Power Plan. However, actions by the current U.S. administration, including the One Big Beautiful Bill Act of 2025 (the "OBBBA"), have significantly curtailed those programs and tax credits in the U.S. and generally made it more difficult to develop and construct wind energy products. Any reductions in, or eliminations of, government subsidies, economic incentives or favorable legislative programs before the wind energy industry reaches a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations.

Lower prices for other energy sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business.

The wind energy market is affected by the price and availability of other energy sources, including nuclear, coal, natural gas and oil, as well as other sources of renewable energy. To the extent renewable energy, particularly wind energy, becomes less cost-competitive due to reduced government targets, increases in the cost of wind energy, new regulations, incentives that favor other energy sources, cheaper alternatives or otherwise, demand for wind energy and other forms of renewable energy could decrease. Slow growth or a long-term reduction in the demand for renewable energy could have a material adverse effect on our ability to grow our Wind business.

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

We rely on trade secrets to protect the majority of our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely, in part, on confidentiality agreements with our employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets and courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

The market price of our common stock has historically experienced volatility and may continue to experience such volatility in the future. Factors such as our financial performance, liquidity requirements, technological achievements by us and our competitors, the establishment of development or strategic relationships with other companies, strategic acquisitions, new customer orders and contracts, and our introduction of commercial products have had and may in the future have a significant effect on the market price of our common stock. The stock market in general, and the stock of high technology companies, in particular, have, in recent years, experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations have and could continue to adversely affect the market price of our common stock. Due to these factors, the price of our common stock may decline, and investors may be unable to resell their shares of our common stock for a profit. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. In the past, we have been subject to a number of class action lawsuits which were filed against us on behalf of certain purchasers of our common stock. If we become subject to additional litigation of this kind in the future, it could result in additional litigation costs, a damages award against us and the further diversion of our management’s attention.

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

Overview

Our IT Systems and Confidential Information may be subject to cybersecurity threats. Our business, like others within the energy technologies industry, is faced with growing cybersecurity threats as we increasingly rely on digital technologies across our business, some of which are managed by third-party service providers on whom we rely to help us collect, host or process information.

We recognize the significance of these threats, sometimes referred to as hacking, cybersecurity fraud, and cyberattacks, and maintain processes and procedures designed to protect our IT Systems and Confidential Information from unauthorized access. However, there can be no assurance that a cyber-attack would timely be detected or thwarted. To date, we are not aware of any material cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, and we have not incurred significant operating expenses related to cybersecurity incidents. For more information on risks related to cybersecurity, please see the section titled “Risk Factors” included under Item 1A of this Annual Report on Form 10-K.

Risk Management and Strategy

Our cybersecurity risk management program includes operational, technical and physical controls designed to protect against and respond timely to cybersecurity threats. To address evolving cybersecurity risks and corresponding regulations, our policies and procedures are benchmarked to industry, regulatory and cybersecurity frameworks (including the National Institute of Standards and Technology). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we may use industry, regulatory, and cybersecurity frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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

Governance

The Board of Directors has delegated the oversight of risks from cybersecurity threats to the Audit Committee, which has delegated authority to the Chief Financial Officer to oversee the Company’s day-to-day cybersecurity risk management, including prevention, detection and responding to cybersecurity incidents.

The Audit Committee is updated at least annually by the CFO on the status of cybersecurity matters. Contemporaneous reporting is provided where deemed necessary to the Audit Committee and to the full Board of Directors on significant cyber events including response, legal obligations, and outreach and notification to regulators and third parties.

The Director, Global Information Technology and Financial Systems (the “IT Director”), works closely with our Director, IT Operations, Security and Compliance, who serves as our Chief Information Security Officer (the "CISO") and leads an internal team that works directly with our third-party vendors to manage our cybersecurity risk management program and activities. The internal team monitors our information systems for cybersecurity threats, reviews cybersecurity incidents, analyzes emerging threats, and develops and implements risk mitigation strategies. The CISO has over 25 years of progressive experience in information technology in both publicly traded and private companies. Under our CFO’s authority, the IT Director periodically reports on the cybersecurity program to our executive leadership team, including by providing the team with updates on cybersecurity threats and incidents, the status of ongoing projects and initiatives, performance metrics, and additional cybersecurity topics. On an annual basis, both the IT Director and the CISO review the results of the current state of cybersecurity risk management, including the results of our cybersecurity risk assessment and any action plan to address any identified vulnerabilities.

Item 2.	PROPERTIES

Our corporate headquarters and Grid manufacturing operations are located in a leased 88,000-square-foot facility in Ayer, Massachusetts. Additionally, we have Grid manufacturing operations located in a leased 77,500 square-foot facility in Westminster, Massachusetts, a leased 43,000 square-foot facility in Silesian, Poland, and a leased 125,000 square-foot facility in Cornélio Procópio, Paraná, Brazil, as well as an owned 40,000 square-foot facility in Queensbury, New York, an owned 150,000 square-foot facility in Bordentown, New Jersey, an owned 80,000 square-foot facility in New Milford, Connecticut, an owned 20,000 square-foot facility in Florence, New Jersey, and an owned 632,100 square-foot facility in Cornélio Procópio, Paraná, Brazil.

We also occupy leased facilities located in Australia, Austria, India, Wisconsin, Washington, and the United Kingdom with a combined total of approximately 72,000 square feet of space. These leases have varying expiration dates through October 2030 which can generally be terminated at our request after a six-month advance notice. These locations focus primarily on research and development, sales and/or field service and do not have significant leases or physical presence. We believe all of these facilities are well-maintained and suitable for their intended uses.

The following table summarizes information regarding our significant properties, as of March 31, 2026:

Location	Supporting	Square footage	Owned/Leased
United States
Ayer, Massachusetts	Corporate & Grid Segment	88,000	Leased
Bordentown, New Jersey	Grid Segment	150,000	Owned
New Milford, Connecticut	Grid Segment	80,000	Owned
Queensbury, New York	Grid Segment	40,000	Owned
Florence, New Jersey	Grid Segment	20,000	Owned
Westminster, Massachusetts	Grid Segment	77,500	Leased
Poland
Bielsko-Biala, Silesian	Grid Segment	43,000	Leased
Brazil
Cornélio Procópio, Paraná	Grid Segment	632,100	Owned
Cornélio Procópio, Paraná	Grid Segment	125,000	Leased

Item 3.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “AMSC” since 1991.

Holders

The number of holders of record of our common stock on May 22, 2026 was 190.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from March 31, 2021 to March 31, 2026 with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Electrical Components & Equipment Index.

This graph assumes the investment of $100.00 on March 31, 2021 in our common stock, the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index, and assumes any dividends are reinvested. Measurement points are March 31, 2021; March 31, 2022; March 31, 2023; March 31, 2024; March 31, 2025; and March 31, 2026.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among American Superconductor Corporation,

the Nasdaq Composite Index and the Nasdaq Electrical Components & Equipment Index

	Fiscal year ended March 31,
Company/Index	2021	2022	2023	2024	2025	2026
American Superconductor Corporation	100.00	40.14	25.90	71.26	95.68	178.53
Nasdaq Composite Index	100.00	108.06	93.71	126.58	134.65	169.11
Nasdaq Electrical Components & Equipment Index	100.00	99.54	103.98	122.91	137.90	274.77

Item 6.	RESERVED

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Guided by a belief in the power of next, we are a leading provider of power control solutions that apply innovation and creativity to address today’s challenges and enable a more resilient and sustainable energy future. Driven by our purpose “to power progress,” we integrate future-facing technologies to balance the growing global demand for power with the need for reliable, and efficient power delivery. Our advanced grid systems, engineering services, power electronics, software controls, and superconductor-based solutions help the traditional and renewable energy sectors, electric utilities, the materials and mining sector, industrial facilities, and other critical infrastructure operators optimize network reliability, improve power quality, alleviate grid constraints, and scale operations without added complexity or size.

We also deliver ship protection and power management solutions that enhance fleet efficiency, survivability, and operational readiness for the U.S. Navy and allied fleets. In the wind power market, we provide advanced electrical control systems, engineering, and support services that help manufacturers lower the cost of wind energy and improve turbine performance. Beyond these markets, we provide industrial process, environmental and emission control capabilities that support operational efficiency across the broader energy infrastructure. Across our businesses, our solutions are helping optimize power networks, strengthen naval capabilities, and support gigawatts of renewable energy generation worldwide as governments and industries continue investing in more resilient, secure, and sustainable power systems.

We operate our business under two market-facing business segments: Grid and Wind. We believe this market centric structure enables us to more effectively anticipate and meet the needs of power generators, power utilities, industrial manufacturers, the military and renewable energy companies.

•	Grid. Our Grid business segment enables electric utilities, industrial facilities, and traditional and renewable energy project developers to connect, transmit, transform and distribute power with exceptional efficiency, reliability, security and affordability. We provide transmission planning services that allow us to identify power grid congestion, poor power quality, and other risks, which help us determine how our solutions can improve network performance. These services often lead to sales of our grid interconnection solutions for wind farms and solar power plants, power quality systems and transmission and distribution cable systems. We also sell critical shipyard infrastructure power solutions, ship power supplies and ship protection products to U.S. and allied Navies through our Grid business segment.

•

Wind. Our Wind business segment enables manufacturers to field wind turbines with exceptional power output, reliability and affordability. We supply advanced power electronics and control systems, license our highly engineered wind turbine designs, and provide extensive customer support services to wind turbine manufacturers. Our design portfolio includes a broad range of drivetrains and power ratings of 2 megawatts ("MWs") and higher. We provide a broad range of power electronics and software-based control systems that are highly integrated and designed for optimized performance, efficiency, and grid compatibility.

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year that began on April 1 of that same year. For example, fiscal 2025 refers to the fiscal year that began on April 1, 2025. Other fiscal years follow similarly.

Changes in macroeconomic conditions arising from various reasons, such as the ongoing wars between Russia and Ukraine, and in the Middle East, tariffs, trade restrictions and resulting trade conflicts, labor force availability, sourcing, material delays and global supply chain disruptions could have a material adverse effect on our business, financial condition and results of operations.

On December 5, 2025 (the "Comtrafo Acquisition Date"), we entered into a Stock Exchange Agreement (the "Stock Exchange Agreement") with the selling stockholders named therein. Pursuant to the terms of the Stock Exchange Agreement, Mardin Participações Ltda., an entity incorporated in Brazil (“AMSC Brazil”) and our wholly-owned subsidiary, directly or indirectly, purchased all of the issued and outstanding shares of Comtrafo Indústria de Transformadores Elétricos S.A. ("Comtrafo") (the "Comtrafo Acquisition") for (a) (i) 300.0 million Brazilian Real in cash; and (b) 2,417,142 restricted shares of our common stock, $0.01 par value per share (the "AMSC Shares") that were paid and issued, respectively, at closing. In addition, pursuant to certain additional real property agreements, AMSC Brazil through Comtrafo purchased certain real estate assets and transportation assets of Comtrafo for 155.6 million Brazilian Real and 13.4 million Brazilian Real, respectively, in cash. Additionally, AMSC Brazil has agreed to pay the selling stockholders up to an additional 382.5 million Brazilian Real in cash (the "Earnout") upon the achievement of specified earnings before interest, taxes, depreciation, and amortization ("EBITDA") objectives during the three years following the closing. On May 15, 2026, pursuant to the terms of the Stock Exchange Agreement, Comtrafo purchased a certain real estate asset from the selling stockholders that Comtrafo was leasing and using for administrative and manufacturing operations for 37.2 million Brazilian Real in cash. Comtrafo is a Brazil-based manufacturer of large power and distribution transformers primarily for utility customers and also for industrial customers.

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

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended March 31, 2026 compared to the year ended March 31, 2025 is presented below. A discussion regarding our financial condition and results of operations for year ended  March 31, 2025 compared to March 31, 2024 is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2025 filed with the SEC on May 21, 2025.

Fiscal Years Ended March 31, 2026 and March 31, 2025

Revenues

Total revenues increased by 34% to $299.2 million in fiscal 2025 from $222.8 million in fiscal 2024. Our revenues are summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2026	2025
Revenues:
Grid	$251,317	$187,170
Wind	47,838	35,648
Total	$299,155	$222,818

Revenues in our Grid business segment are derived from our D-VAR product sales, Northeast Power Systems, Inc. ("NEPSI") product sales, Neeltran, Inc. ("Neeltran") product sales, NWL product sales, Comtrafo product sales, HTS wire sales, ship protection systems ("SPS"), government-sponsored electric utility projects and other prototype development contracts. We also engineer, install and commission our products on a turnkey-basis for some customers. The Grid business segment accounted for 84% of total revenues in both fiscal 2025 and 2024. Grid revenues increased 34% to $251.3 million in fiscal 2025 from $187.2 million in fiscal 2024. The increase in revenues was driven by higher new energy power systems revenues, higher ship protection systems revenues, and the contribution from the acquisition of Comtrafo in fiscal 2025.

Revenues in our Wind business segment are derived from wind turbine electrical control systems and core components, wind turbine license and development contracts, service contracts and consulting arrangements. Our Wind business segment accounted for 16% of total revenues in both fiscal 2025 and 2024. Revenues in the Wind business segment increased 34% to $47.8 million in fiscal 2025 from $35.6 million in fiscal 2024. The increase over the prior year period was driven by additional shipments of electrical control systems ("ECS") in fiscal 2025.

Cost of Revenues and Gross Margin

Cost of revenues increased by 29% to $207.8 million in fiscal 2025, compared to $161.0 million in fiscal 2024. Gross margin increased to 31% in fiscal 2025 from 28% in fiscal 2024. Cost of revenues include total amortization expense of $0.6 million in the fiscal year ended March 31, 2026 as a result of Comtrafo acquired backlog intangible assets. In addition, $0.8 million related to a fair value adjustment for the step-up basis assigned to acquired inventory to properly reflect the fair value in purchase accounting was charged to cost of revenues in the fiscal year ended March 31, 2026. The increase in gross margin in fiscal 2025 was due to higher revenues and a beneficial product mix in the Grid and Wind business segments.

Operating Expenses

Research and development

Research and development (“R&D”) expenses increased by 38% to $15.7 million, or 5% of revenue in fiscal 2025, compared to $11.4 million, or 5% of revenue, in fiscal 2024. The increase in R&D expenses is primarily a result of additional compensation and stock compensation expenses in fiscal 2025.

Selling, general, and administrative

Selling, general and administrative (“SG&A”) expenses increased by 34% to $57.6 million, or 19% of revenue in fiscal 2025 from $43.1 million, or 19% of revenue, in fiscal 2024. The increase in SG&A expenses is primarily a result of the addition of Comtrafo operating expenses and additional compensation and stock compensation expenses in fiscal 2025.

Amortization of acquisition related intangibles

We recorded $2.4 million in fiscal 2025 and $1.7 million in fiscal 2024 in amortization expense related to our core technology and know-how, customer relationships, and other intangible assets. The increase in amortization expense is primarily a result of additional amortization related to the Comtrafo acquisition.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the acquisition of Comtrafo resulted in a loss of $ 4.2 million from an increase in fair value of the contingent consideration in fiscal 2025.

The change in fair value of our contingent consideration for the earnout payment on the acquisition of NEPSI resulted in a loss of $3.4 million resulting from an increase in fair value in fiscal 2024. During fiscal 2024, we issued 300,000 shares of our common stock to the selling stockholders following certification of the achievement of specified earnout revenue objectives. We also recorded a $3.3 million payment relating to the acquisition of NWL, as a payment to settle the remaining obligations after the acquisition.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Fiscal Years Ended March 31,
	2026	2025
Operating income (loss):
Grid	$8,468	$1,812
Wind	7,149	3,792
Unallocated corporate expenses	(4,171)	(6,681)
Total	$11,445	$(1,077)

Our Grid business segment generated operating income of $8.5 million in fiscal 2025 and $1.8 million in fiscal 2024. The improvement in the Grid business segment operating income was due to higher revenues and improved gross margins in fiscal 2025.

The Wind segment generated operating income of $7.1 million in fiscal 2025 and $3.8 million in fiscal 2024. The increase in the Wind business segment operating income was due to higher revenues and improved gross margins in fiscal 2025.

Unallocated corporate expenses consisted of a loss on contingent consideration of $4.2 million in fiscal 2025 and $6.7 million in fiscal 2024.

Interest income, net

Interest income, net was $6.4 million in fiscal 2025 compared to $3.7 million for fiscal 2024. The increase in interest income, net, was primarily due to higher cash balances generating additional interest income in fiscal 2025.

Other expense, net

Other expense, net was $1.1 million in fiscal 2025, compared to $0.3 million in fiscal 2024. The increase in other expense, net was driven by unfavorable fluctuations in foreign exchange rates, resulting in translation losses.

Income Taxes

We recorded an income tax benefit of $117.1 million in fiscal 2025, compared to $3.7 million in fiscal 2024. The net impact to income tax is primarily a result of a non-cash tax benefit from the release of the majority of our valuation allowance against deferred tax assets due to a change in facts and circumstances that impact our conclusion on realizability of such assets.

Net income

Net income was $133.8 million in fiscal 2025, compared to $6.0 million in fiscal 2024. The improvement in net income was driven primarily by the non-cash tax benefit from the release of the majority of our valuation allowance against deferred tax assets, higher revenues and improved gross margins in fiscal 2025.

Please refer to the “Risk Factors” section in Part I, Item 1A, for a discussion of certain factors that may affect our future results of operations and financial condition.

Non-GAAP Financial Measure - Non-GAAP Net Income and Non-GAAP Net Income Per Share

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

We define non-GAAP net income as net income (loss) before stock-based compensation, amortization of acquisition-related intangibles, change in fair value of contingent consideration, acquisition costs, and other non-cash or unusual charges. We believe non-GAAP net income assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net income as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP net income to non-GAAP net income (loss) is set forth in the table below (in thousands, except per share data):

	Year ended March 31,
	2026	2025	2024
Net income (loss)	$133,809	$6,033	$(11,111)
Stock-based compensation	15,869	7,794	4,652
Amortization of acquisition-related intangibles	3,024	2,433	2,158
Change in fair value of contingent consideration	4,171	6,682	4,922
Acquisition costs	1,243	1,095	—
Non-GAAP net income	$158,116	$24,037	$621

Non-GAAP net income per share - basic	$3.68	$0.65	$0.02
Non-GAAP net income per share - diluted	$3.60	$0.64	$0.02
Weighted average shares outstanding - basic	42,945	36,990	29,825
Weighted average shares outstanding - diluted	43,902	37,718	30,909

Non-GAAP net income was $158.1 million, or $3.68 per share, for fiscal 2025, compared to $24.0 million, or $0.65 per share, for fiscal 2024 and $0.6 million, or $0.02 per share, for fiscal 2023. The improvement in non-GAAP net income in fiscal 2025 compared to fiscal 2024 was due primarily to the non-cash tax benefit from the release of the majority of our valuation allowance against deferred income tax assets, and improved operating margin in the Wind and Grid business segments.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash and cash equivalents on hand, along with access to capital markets. The Company believes that these sources of liquidity provide adequate liquidity to meet both its short-term and reasonably foreseeable long-term requirements and obligations. At March 31, 2026, we had cash, cash equivalents and restricted cash of $147.6 million, compared to $85.4 million at March 31, 2025, an increase of $62.2 million. As of March 31, 2026, we had approximately $17.8 million in cash, cash equivalents and restricted cash in foreign bank accounts. Our cash, cash equivalents and restricted cash are summarized as follows (in thousands):

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$140,693	$79,494
Restricted cash	6,860	5,887
Total cash, cash equivalents and restricted cash	$147,553	$85,381

Net cash provided by operating activities was $23.1 million, $28.3 million and $2.1 million in fiscal 2025, 2024, and 2023, respectively. The decrease in net cash provided by operations in fiscal 2025 compared to fiscal 2024 was due primarily to changes in deferred revenue and accounts receivable, offset by changes in accounts payable and accrued expenses, deferred income taxes, changes in fair value of contingent consideration and stock-based compensation expense. The increase in net cash provided by operations in fiscal 2024 compared to fiscal 2023 was driven primarily by higher gross margins, favorable changes in accounts payable and accrued expenses, relief of deferred revenues, increased non-cash expenses like stock compensation, depreciation and amortization, and change in fair value of contingent consideration, offset by decreased cash collections, increased prepaid balances, and change in deferred income taxes.

Net cash used in investing activities was $77.1 million, $35.2 million, and $1.0 million in fiscal 2025, 2024, and 2023, respectively. The increase in net cash used in investing activities in fiscal 2025 compared to fiscal 2024 was primarily due to cash paid for the Comtrafo acquisition in the current fiscal year. The increase in net cash used in investing activities in fiscal 2024 compared to fiscal 2023 was due primarily to cash paid for the acquisition of NWL.

Net cash provided by financing activities was $116.1 million compared to less than $0.1 million and $65.4 million in fiscal 2025, 2024, and 2023, respectively. The increase in cash provided by financing activities in fiscal 2025 compared to fiscal 2024 was primarily related to net proceeds received from an equity offering in June 2025. The decrease in cash provided by financing activities in fiscal 2024 compared to fiscal 2023 was primarily related to net proceeds received from an equity offering in fiscal 2023, while the company had no equity offerings in fiscal 2024.

At March 31, 2026, we had $3.3 million of restricted cash included in long-term assets and $3.5 million of restricted cash in current assets. At March 31, 2025, we had $4.3 million of restricted cash included in long-term assets and $1.6 million of restricted cash in current assets. These amounts included in restricted cash primarily represent collateral deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.

On the Comtrafo Acquisition Date, we entered into the Stock Exchange Agreement with the selling stockholders. Pursuant to the terms of the Stock Exchange Agreement, AMSC Brazil, directly or indirectly, purchased all of the issued and outstanding shares of Comtrafo for (a) (i) 300.0 million Brazilian Real in cash; and (b) AMSC Shares that were paid and issued, respectively, at closing. In addition, pursuant to certain additional real property agreements, AMSC Brazil through Comtrafo purchased certain real estate assets and transportation assets of Comtrafo for 155.6 million Brazilian Real and 13.4 million Brazilian Real, respectively, in cash. Additionally, AMSC Brazil has agreed to pay the Stockholders the Earnout upon the achievement of specified EBITDA objectives during the three years following the closing. Comtrafo is a Brazil-based manufacturer of large power and distribution transformers primarily for utility customers and also for industrial customers.

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

In August 2024, the Company filed an automatically-effective shelf registration statement on Form S-3 that will expire no later than August 12, 2027 (the “Second Form S-3”). The Second Form S-3 allows the Company to offer and sell from time-to-time unspecified amounts of common stock, debt securities, warrants or units comprised of any combination of these securities and allows certain selling stockholders to offer and sell from time-to-time common stock. The Second Form S-3 assisted the Megatran selling stockholders in the resale of their common stock and register the Comtrafo selling stockholder's AMSC shares, and is intended to provide the Company flexibility to conduct registered sales of its securities, subject to market conditions, in order to fund its future capital needs. The terms of any future offering under the Second Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of March 31, 2026, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 13, "Contingent Consideration," Note 16, "Leases", and Note 18, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for at least the next twelve months. We may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all or execute on any other means of improving our liquidity as described above. Additionally, the impact of global sources of instability, including tariffs, trade restrictions and resulting trade conflicts, the ongoing wars between Russia and Ukraine and in the Middle East, instability of financial institutions and political instability in the United States, on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity. In addition, the current interest rate environment may affect the cost and availability of debt financing for future acquisitions or other capital needs. While we funded our recent acquisitions primarily with cash on hand and equity, we may seek to use debt financing for future transactions, and higher interest rates could increase the cost of such financing or make certain transactions less attractive.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of March 31, 2026, we have adopted ASU 2023-09, made the required disclosures, and noted no other material impact on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date will be annual reporting periods beginning after December 15, 2024. As of March 31, 2026, we have adopted ASU 2024-02 and noted no other material impact on our consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses. The amendments in ASU 2025-05 contain updates to how entities are permitted to estimate expected credit losses for accounts receivable and contract assets. Following the release of ASU 2025-05 in July 2024, the effective date will be annual reporting periods beginning after December 15, 2025. As of April 1, 2025, we early adopted ASU 2025-05 and noted no material impact on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments — Credit Losses: Purchased Loans. The amendments in ASU 2025-08 requires that loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. Following the release of ASU 2025-08 in November 2025, the effective date will be annual reporting periods beginning after December 15, 2026. As of April 1, 2025, we early adopted ASU 2025-08 and noted no material impact on our consolidated financial statements.

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

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions as well as the use of specialists as needed. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of assets acquired, including intangible assets and liabilities assumed. The primary intangible assets acquired include customer relationship. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The fair value of customer relationships is measured using the multi-period excess earnings method (“MPEEM”). The basis for future sales projections for both the MPEEM and RFR are based on internal revenue forecasts which the Company believes represents reasonable market participant assumptions. The future cash flows are discounted using an applicable discount rate. The key uncertainties in the calculations, as applicable, are assumptions used in developing estimates of future cash flows, including revenue growth and expense forecasts, assumed customer attrition rates, as well as perceived risks associated with those forecasts in determining the discount rate. There is inherent uncertainty in forecasted cash flows and therefore, actual results may differ and could result in a subsequent impairment charge of acquired intangibles and/or goodwill.

The consideration for our acquisitions may include future payments that are contingent upon the occurrence of a particular event. We record a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones, the likelihood of making related payments, the EBITDA volatility, and the discount rate. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value of contingent consideration recorded at each reporting period.

Goodwill

Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. We perform our annual assessment of goodwill on February 28th of each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, or unanticipated competition. The Company may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test, or the Company can bypass the qualitative assessment and proceed directly to the quantitative test. The quantitative goodwill impairment test requires the Company to estimate and compare the fair value of the reporting unit with its carrying value. We determine the fair value of a reporting unit, using a methodology which combines an income approach, using a discounted cash flow method, with a market approach. The income approach includes estimates and assumptions about revenue growth rates, EBITDA and discount rates, discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. These estimates are based on historical experiences, our projects of future operating activity and our weighted-average cost of capital. A significant change in events, circumstances or any of these assumptions could adversely affect these estimates, which could result in an impairment.

We performed our annual assessment of goodwill on February 28, 2026 including a quantitative assessment of our goodwill balance acquired from our acquisition of Neeltran, and a qualitative assessment of all other reporting units goodwill, and determined that there was no impairment to goodwill. See Note 5, “Goodwill,” for further information regarding our goodwill valuation assumptions.

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

We regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future taxable income. As of March 31, 2026, the Company recorded a $118.4 million non-cash income tax benefit related to the release of a substantial portion of its valuation allowance against deferred tax assets. This was based on the Company's evaluation of the positive evidence, including cumulative income position over the three year period ended March 31, 2026, revenue growth, current profitability, expectations regarding future forecasted income, and negative evidence, including uncertainty in economic and political environments from industry competition and dependence on government contracts. This release of the valuation allowance resulted in the recognition of a deferred tax asset and a corresponding increase to income tax benefit in fiscal 2025, the effect of which is an increase in reported net income.

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

Cash and cash equivalents

Our exposure to market risk through financial instruments such as short-term cash instruments with maturities of three months or less, is limited to interest rate risk and is not material. Our investments in marketable securities consist primarily of money market accounts and short-term certificates of deposit and are designed, in order of priority, to preserve principal, provide liquidity, and maximize income. Interest rates are variable and fluctuate with current market conditions. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

Foreign currency exchange risk

The functional currency of each of our foreign subsidiaries is the U.S. dollar, except for AMSC Austria (Euro), AMSC Brazil (Real) and Comtrafo (Real), for which the local currencies are the functional currency. The assets and liabilities of AMSC Austria, AMSC Brazil and Comtrafo are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net income and shown as a separate component of stockholders' equity.

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. Gross margins of products we manufacture in the U.S. and sell in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. In addition, a portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. dollar, and our revenues and earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. dollar. If the functional currency for AMSC Austria, AMSC Brazil, or Comtrafo were to fluctuate by 10%, the net effect would be immaterial to our consolidated financial statements.

Foreign currency gains (losses) are included in net income and were $1.1 million for the fiscal year ended March 31, 2026 and $0.7 million for both fiscal years ended March 31, 2025 and March 31, 2024.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Superconductor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Superconductor Corporation and its subsidiaries (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated May 27, 2026, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2023.

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

Over-Time Revenue Recognition

As described in Notes 3 and 4 of the consolidated financial statements, for certain arrangements, such as contracts to perform research and development, prototype development contracts and certain customized product sales, the Company records revenues using the over-time method, measured by the relationship of costs incurred to total estimated contract costs. The ability to reliably estimate total estimated contract costs is challenging, especially on long-term prototype development contracts, and may require significant analysis and judgments by management to determine the appropriate amount of revenue to recognize.

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

Valuation of Certain Intangible Assets and Contingent Consideration in Business Combination

As described in Note 2 of the consolidated financial statements, the Company completed the acquisition of Comtrafo Indústria de Transformadores Elétricos S.A. ("Comtrafo") on December 5, 2025, for total consideration of $202.9 million. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the total consideration paid was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $10.5 million and resulting goodwill of $125.3 million. Of the identified intangible assets acquired, the most significant included a customer relationship intangible asset of $7.9 million. The Company estimated the fair value of the customer relationship intangible asset using the multi-period excess earnings method, which required management to make significant estimates and assumptions related to revenue growth and expense forecasts, customer attrition rates, and the selection of discount rates. In addition, as described in Notes 2 and 13 of the consolidated financial statements, the total consideration included contingent consideration in the form of a seller earnout payment with a fair value of $34.8 million at the acquisition date. The Company estimated the fair value of the contingent consideration upon acquisition using a valuation model that incorporates probability adjusted assumptions that required the use of a management third-party specialist as well as required management to make significant estimates and assumptions related to forecasted earnings before interest, taxes, depreciation, and amortization (EBITDA), EBITDA volatility and discount rate.

We identified the valuation of the customer relationship intangible asset and contingent consideration as a critical audit matter because of the significant estimates and assumptions management used in the fair value determination. Auditing management’s forecasted revenue growth and expenses, customer attrition rates, and selection of the discount rate related to the customer relationship intangible asset and forecast of future EBITDA, EBITDA volatility, and the selection of the discount rate along with the complexity of the valuation model related to the contingent consideration required a high degree of auditor judgment and an increased extent of effort when performing audit procedures, including the use of our valuation specialists.

Our audit procedures related to the determination of the fair value of the customer relationship intangible asset and contingent consideration, included the following, among others:

●

We evaluated the reasonableness of management’s revenue growth and expenses forecasts and customer attrition rates for the customer relationship intangible asset and forecasted EBITDA and probabilities of achieving these metrics for contingent consideration by comparing the projections to historical results as well as industry benchmarks.

●	With the assistance of our valuation specialists, we:

o	Evaluated the reasonableness of the Company’s valuation methodologies and verified the accuracy of the calculations in the customer relationship and contingent consideration models, including the performance of corroborating calculations.
o	Tested the source information underlying the determination of the discount rates and verified the accuracy of the calculations.
o	Evaluated the appropriateness of the approach taken to determine the discount rate and performed a corroborative calculation on the components of the discount rate and compared that analysis to the discount rate selected by management.

Realizability of Deferred Tax Assets

As described in Notes 3 and 14 to the consolidated financial statements, as of March 31, 2026, the Company’s deferred tax assets, before valuation allowance, were $177.2 million, and during the year ended March 31, 2026, the Company recorded a deferred tax benefit of $118.4 million related to the reduction of a previously established valuation allowance against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be realizable from the generation of future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. In making the determination of the realizability of deferred tax assets and the need for a valuation allowance, management analyzes all available positive and negative evidence, including estimates of projected future taxable income, and recent financial results.

We identified the Company’s evaluation of the realizability of deferred tax assets as a critical audit matter because of the significant assumptions and judgments used by management in considering all positive and negative evidence, including projections of future taxable income. Auditing management’s assumptions and judgments regarding the realizability of the Company’s deferred tax assets involved a high degree of auditor judgment and increased audit effort, including the use of our income tax professionals, due to the impact these assumptions and judgments have on the valuation allowance analysis.

Our audit procedures related to the estimates and assumptions used in the Company’s evaluation of the realizability of deferred tax assets included the following, among others:

●	We obtained an understanding of the relevant internal controls related to the realizability of deferred tax assets and tested the design and operating effectiveness of those internal controls including management’s evaluation of the positive and negative evidence such as projections of future taxable income.

●

We tested the completeness and accuracy of the underlying data used by management in developing the projections of future taxable income and confirmed consistency with projections used and assumptions utilized in other areas of the audit.

●

With the assistance of our income tax professionals, we evaluated the reasonableness of the Company’s projections of future taxable income, including the taxable income by tax jurisdiction, by comparing the projections to historical results and comparing management's prior forecasts to historical results.

RSM US LLP

We have served as the Company's auditor since 2013.

Boston, Massachusetts

May 27, 2026

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	March 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$140,693	$79,494
Accounts receivable, net	69,381	46,186
Inventory, net	103,748	71,169
Prepaid expenses and other current assets	14,367	8,055
Restricted cash	3,548	1,613
Total current assets	331,737	206,517

Property, plant and equipment, net	89,775	38,572
Intangibles, net	13,548	5,916
Right-of-use assets	3,897	3,829
Goodwill	175,376	48,164
Restricted cash	3,312	4,274
Deferred tax assets	119,474	1,178
Equity-method investments	1,333	1,113
Other assets	1,029	958
Total assets	$739,481	$310,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$46,545	$32,282
Lease liability, current portion	1,238	685
Contingent consideration, current portion	12,808	—
Deferred revenue, current portion	77,936	66,797
Total current liabilities	138,527	99,764

Deferred revenue, long term portion	15,395	9,336
Lease liability, long term portion	2,762	2,684
Deferred tax liabilities	—	1,595
Contingent consideration, long term portion	26,721	—
Other liabilities	629	28
Total liabilities	184,034	113,407

Commitments and Contingencies (Note 18)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 48,035,691 and 39,887,536 shares issued and 47,632,340 and 39,484,185 shares outstanding at March 31, 2026 and 2025, respectively	480	399
Additional paid-in capital	1,481,476	1,259,540
Treasury stock, at cost, 403,351 at March 31, 2026 and 2025	(3,765)	(3,765)
Accumulated other comprehensive income	4,072	1,565
Accumulated deficit	(926,816)	(1,060,625)
Total stockholders' equity	555,447	197,114
Total liabilities and stockholders' equity	$739,481	$310,521

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2026	2025	2024
Revenues	$299,155	$222,818	$145,639
Cost of revenues	207,776	160,964	110,356
Gross profit	91,379	61,854	35,283

Operating expenses:
Research and development	15,744	11,425	7,991
Selling, general and administrative	57,647	43,091	31,600
Amortization of acquisition related intangibles	2,371	1,733	2,152
Change in fair value of contingent consideration	4,171	6,682	4,922
Restructuring	—	—	(14)
Total operating expenses	79,934	62,931	46,651

Operating income (loss)	11,445	(1,077)	(11,368)

Interest income, net	6,356	3,708	1,302
Other expense, net	(1,053)	(265)	(736)

Income (loss) before income tax (benefit) expense	16,748	2,366	(10,802)
Income tax (benefit) expense	(117,061)	(3,667)	309
Net income (loss)	$133,809	$6,033	$(11,111)

Net income (loss) per common share
Basic	$3.12	$0.16	$(0.37)
Diluted	$3.05	$0.16	$(0.37)

Weighted average number of common shares outstanding
Basic	42,945	36,990	29,825
Diluted	43,902	37,718	29,825

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended March 31,
	2026	2025	2024
Net income (loss)	$133,809	$6,033	$(11,111)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	(2,507)	(17)	11
Total other comprehensive (loss) gain, net of tax	(2,507)	(17)	11
Comprehensive income (loss)	$131,302	$6,016	$(11,100)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock				Accumulated Other		Total
	Number of Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2023	29,937	$299	$1,139,113	$(3,639)	$1,571	$(1,055,547)	$81,797
Issuance of common stock - ESPP	34	—	279	—	—	—	279
Issuance of common stock - restricted shares, net of forfeited shares	682	7	(7)	—	—	—	—
Stock-based compensation expense	—	—	4,652	—	—	—	4,652
Issuance of stock for 401(k) match	80	1	623	—	—	—	624
Issuance of common stock for contingent consideration	400	4	3,088	—	—	—	3,092
Issuance of common stock - Equity Offering	6,210	62	65,165	—	—	—	65,227
Cumulative translation adjustment	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	(11,111)	(11,111)
Balance at March 31, 2024	37,343	$373	$1,212,913	$(3,639)	$1,582	$(1,066,658)	$144,571
Issuance of common stock - ESPP	18	—	307	—	—	—	307
Issuance of common stock - restricted shares, net of forfeited shares	889	10	(9)	—	—	—	1
Stock-based compensation expense	—	—	7,794	—	—	—	7,794
Issuance of stock for 401(k) match	41	—	845	—	—	—	845
Repurchase of treasury stock	—	—	—	(126)	—	—	(126)
Issuance of common stock - NWL acquisition, net of offering expenses	1,297	13	31,189	—	—	—	31,202
Issuance of common stock to settle contingent consideration	300	3	6,501	—	—	—	6,504
Cumulative translation adjustment	—	—	—	—	(17)	—	(17)
Net income	—	—	—	—	—	6,033	6,033
Balance at March 31, 2025	39,888	$399	$1,259,540	$(3,765)	$1,565	$(1,060,625)	$197,114
Issuance of common stock - ESPP	9	—	325	—	—	—	325
Exercise of stock options	10	—	66	—	—	—	66
Issuance of common stock - restricted shares, net of forfeited shares	926	10	(10)	—	—	—	—
Stock-based compensation expense	—	—	15,869	—	—	—	15,869
Issuance of stock for 401(k) match	42	—	1,467	—	—	—	1,467
Issuance of common stock - equity offering, net of offering expenses	4,744	47	124,530	—	—	—	124,577
Issuance of common stock - Comtrafo acquisition, net of offering expenses	2,417	24	79,689	—	—	—	79,713
Cumulative translation adjustment	—	—	—	—	2,507	—	2,507
Net income	—	—	—	—	—	133,809	133,809
Balance at March 31, 2026	48,036	$480	$1,481,476	$(3,765)	$4,072	$(926,816)	$555,447

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$133,809	$6,033	$(11,111)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	7,386	5,560	4,494
Stock-based compensation expense	15,869	7,794	4,652
Provision for excess and obsolete inventory	3,497	1,532	1,970
Amortization of operating lease right-of-use assets	1,068	976	321
Deferred income taxes	(118,683)	(4,304)	65
Earnings (loss) from equity method investments	(220)	132	—
Change in fair value of contingent consideration	4,171	6,682	4,922
Other non-cash items	316	(587)	44
Unrealized foreign exchange gain on cash and cash equivalents	(2)	(41)	(2)
Changes in operating asset and liability accounts:
Accounts receivable	(16,292)	(3,213)	4,340
Inventory	(6,961)	(7,707)	(6,841)
Prepaid expenses and other current assets	(598)	543	5,992
Operating leases	(503)	(1,563)	(327)
Accounts payable and accrued expenses	7,142	3,209	(13,498)
Deferred revenue	(6,851)	13,239	7,117
Net cash provided by operating activities	23,148	28,285	2,138

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,888)	(2,415)	(934)
Cash paid to settle NWL contingent consideration liability	—	(3,278)	—
Cash paid for acquisition, net of cash acquired	(72,096)	(29,577)	—
Change in other assets	(98)	64	(27)
Net cash used in investing activities	(77,082)	(35,206)	(961)

Cash flows from financing activities:
Repurchase of treasury stock	—	(126)	—
Repayment of debt	(8,809)	(25)	(65)
Cash paid related to registration of common stock shares	—	(148)	—
Proceeds from public equity offering, net of offering expenses	124,501	—	65,227
Proceeds from exercise of employee stock options and ESPP	391	307	279
Net cash provided by financing activities	116,082	8	65,441

Effect of exchange rate changes on cash, cash equivalents and restricted cash	24	14	(13)

Net (decrease) increase in cash, cash equivalents and restricted cash	62,172	(6,899)	66,605
Cash, cash equivalents and restricted cash at beginning of year	85,381	92,280	25,675
Cash, cash equivalents and restricted cash at end of year	$147,553	$85,381	$92,280

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$706	$312	$286
Non-cash investing and financing activities
Issuance of common stock in connection with the purchase of NWL	$—	$31,350	$—
Issuance of common stock in connection with the purchase of Comtrafo	$79,713	$—	$—
Issuance of common stock to settle contingent consideration	$—	$6,504	$3,092
Right-of-use assets obtained in exchange for new lease obligations	$1,136	$2,247	$680
Issuance of common stock to settle 401(k) match liabilities	$1,467	$845	$624

The accompanying notes are an integral part of the consolidated financial statements.

1. Nature of the Business and Operations and Liquidity

Nature of the Business and Operations

American Superconductor Corporation (together with its subsidiaries, “AMSC®” or the “Company”) was founded on April 9, 1987. The Company is a leading provider of power control solutions that harmonize an increasingly complex energy system and enable customers to scale their operations without added complexity or size. The Company’s system level products leverage its proprietary “smart materials” and “smart software and controls” to provide enhanced resiliency and improved performance of megawatt-scale power flow.

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

Liquidity

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash and cash equivalents on hand, along with access to capital markets. The Company believes that these sources of liquidity are sufficient to meet both its short-term and reasonably foreseeable long-term requirements and obligations. At March 31, 2026, the Company had cash and cash equivalents of $140.7 million. Cash provided by operations for the year ended  March 31, 2026 was $23.1 million.

On December 5, 2025 (the "Comtrafo Acquisition Date"), the Company entered into a Stock Exchange Agreement (the "Stock Exchange Agreement") with the selling stockholders named therein (the "Stockholders"). Pursuant to the terms of the Stock Exchange Agreement, Mardin Participações Ltda., an entity incorporated in Brazil (“AMSC Brazil”) and the Company's wholly-owned subsidiary, directly or indirectly, purchased all of the issued and outstanding shares of Comtrafo Indústria de Transformadores Elétricos S.A. ("Comtrafo") (collectively, the "Comtrafo Acquisition") for (a) (i) 300 million Brazilian Real in cash; and (b) 2,417,142 restricted shares of our common stock, $0.01 par value per share (the "AMSC Shares") that were paid and issued, respectively, at closing. In addition, pursuant to certain additional real property agreements, AMSC Brazil through Comtrafo purchased certain real estate assets and transportation assets of Comtrafo for 155.6 million Brazilian Real and 13.4 million Brazilian Real, respectively, in cash. Additionally, AMSC Brazil has agreed to pay the Stockholders up to an additional 382.5 million Brazilian Real in cash (the "Earnout") upon the achievement of specified earnings before interest, taxes, depreciation, and amortization ("EBITDA") objectives during the three years following the closing. On May 15, 2026, pursuant to the terms of the Stock Exchange Agreement, Comtrafo purchased a certain real estate asset from the selling stockholders that Comtrafo was leasing and using for administrative and manufacturing operations for 37.2 million Brazilian Real in cash. Comtrafo is a Brazil-based manufacturer of large power and distribution transformers primarily for utility customers and also for industrial customers.

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

In August 2024, the Company filed an automatically-effective shelf registration statement on Form S-3 that will expire no later than August 12, 2027 (the “Second Form S-3”). The Second Form S-3 allows the Company to offer and sell from time-to-time unspecified amounts of common stock, debt securities, warrants or units comprised of any combination of these securities and allows certain selling stockholders to offer and sell from time-to-time common stock. The Second Form S-3 assisted the Megatran selling stockholders in the resale of their common stock and registers Comtrafo selling stockholder's AMSC shares, and is intended to provide the Company flexibility to conduct registered sales of its securities, subject to market conditions, in order to fund its future capital needs. The terms of any future offering under the Second Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

The Company believes that based on the information presented above and its annual management assessment, it has sufficient liquidity to fund its operations and capital expenditures for at least the next twelve months following the issuance of the consolidated financial statements for the year ended March 31, 2026. The impact of global sources of instability on the global financing markets may reduce the Company's ability to raise additional capital, if necessary, which could negatively impact the Company's liquidity.  There can be no assurance that the Company will be able to continue to raise additional capital, on favorable terms or at all, from other sources or execute on any other means of improving liquidity described above.

2. Acquisition

Acquisition of Comtrafo

On  December 5, 2025, the Company entered into the Stock Exchange Agreement with the selling stockholders named therein. Pursuant to the terms of the Stock Exchange Agreement and concurrently with entering into such agreement, AMSC Brazil, the Company's wholly-owned subsidiary, directly or indirectly acquired all of the issued and outstanding shares of capital stock of Comtrafo. Additionally, the Company has agreed to pay the selling stockholders of the Comtrafo Acquisition an additional amount up to an additional 382.5 million Brazilian Real of cash upon the achievement of specified EBITDA objectives during the three years following the Comtrafo Acquisition Date. This contingent consideration is recorded as a liability based on a Monte Carlo simulation to determine fair value at the time of issuance. Comtrafo is a Brazil-based manufacturer of large power and distribution transformers primarily for utility customers and also for industrial customers. The acquisition will expand the Company's global footprint into Latin America.

The Comtrafo Acquisition has been accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company allocated the purchase price on a preliminary basis using the information available as of  December 5, 2025 to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, and revisions of provisional estimates of fair values of deferred taxes, contingent consideration and intangible asset balances. Changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill.

The total purchase price of approximately $202.9 million includes the fair value of the Company's common stock issued at closing, contingent consideration and cash paid, as follows (in millions except share data and per share):

Cash payments	$88.3
Issuance of 2,417,142 shares of Company’s common stock	79.8
Contingent consideration	34.8
Total consideration	$202.9

At the Comtrafo Acquisition Date, in addition to the $88.3 million cash, the Company valued the Company's common stock at $33.01 per share, which was the opening price on that date. Comtrafo Acquisition costs of $1.2 million were included in selling, general, and administrative ("SG&A") for the fiscal year ended  March 31, 2026.

During the quarter ended  March 31, 2026 the Company determined adjustments were required to the opening balance sheet to correct immaterial errors in the allocation and recording of the purchase price reflected in the table below. The debt was subsequently paid in the quarter ended  March 31, 2026 and the restricted cash balance was released in the quarter ended March 31, 2026. The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the Comtrafo Acquisition as of the Comtrafo Acquisition Date as previously reported in the period ended  December 31, 2025 and after the adjustments for the immaterial errors recorded in the quarter ended  March 31, 2026 (in millions):

	December 05, 2025 Allocation of Purchase Price as Initially Reported	Adjustments	December 05, 2025 Allocation of Purchase Price as Corrected
Cash and cash equivalents	$16.2	$(3.4)	$12.8
Restricted cash	-	3.4	$3.4
Prepaid expenses and other current assets	6.7	(1.1)	$5.6
Accounts receivable	4.1	2.4	$6.5
Inventory	28.4	0.2	$28.6
Property, plant and equipment	50.3	(0.4)	$49.9
Deferred tax asset	4.1	-	$4.1
Accounts payable and accrued expenses	(10.2)	1.1	$(9.1)
Debt, current and long-term	(8.8)	-	$(8.8)
Deferred revenue	(19.8)	(3.5)	$(23.3)
Net tangible assets/(liabilities)	71.0	(1.3)	$69.7

Backlog	1.8	0.8	$2.6
Customer relationships	7.7	0.2	$7.9
Net identifiable intangible assets/(liabilities)	9.5	1.0	$10.5

Goodwill	122.2	0.5	$122.7

Total purchase consideration	$202.7	$0.2	$202.9

Based on further review by management, a measurement period adjustment of $0.4 million was recorded to increase accounts receivable and reduce deferred tax assets by $3.0 million with an offsetting increase to goodwill, increasing the total goodwill to $125.3 million.

The fair value of the financial assets acquired includes receivables with a fair value of $6.9 million. The gross amount due is $10.5 million, of which $3.6 million is expected to be uncollectible. The Company adjusted the fair value for receivables that exceeded a year.

Inventory includes a $1.5 million adjustment to step-up the inventory balance to fair value consistent with the purchase price allocation. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts. The inventory step-up adjustment increased cost of revenue $0.8 million in the fiscal year ended  March 31, 2026, as the inventory was sold.

Backlog of $2.6 million was evaluated using the multi period excess earnings method under the income approach. The contracts do not provide for any guarantees to source all future requirements from the Company. The amortization method being utilized is economic consumption estimated over a sixteen-month period with the expense being allocated to cost of revenues.

Customer relationships of $7.9 million relate to customers currently under contract and was based on a multi period excess earnings method under the income approach. The method of amortization being utilized is the economic consumption over 5 years with the expense being allocated to SG&A.

Goodwill represents the value associated with the acquired workforce and expected synergies related to the business combination of the two companies. Goodwill resulting from the Comtrafo Acquisition was assigned to the Company's Grid segment. Goodwill recognized in the Comtrafo Acquisition is not deductible for tax purposes. The $1.1 million of deferred tax asset is primarily related to net operating losses and basis difference of inventory, offset by basis difference of intangibles and property, plant, and equipment.

Acquisition of NWL

On August 1, 2024, the Company acquired all of the issued and outstanding shares of capital stock of Megatran. Megatran's wholly-owned subsidiary, NWL, Inc. ("NWL"), is a U.S.-based global provider of engineered power conversion solutions for demanding industrial and military applications.

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

The total purchase price of approximately $61.4 million includes the fair value of shares of the Company’s common stock issued at closing, and cash paid, as follows (in millions except shares):

Cash payments	$30.0
Issuance of 1,297,600 shares of Company’s common stock	31.4
Total consideration	$61.4

At the Acquisition Date, in addition to the $30.0 million cash, the Company valued the Company’s common stock, using $24.16 per share, which was the closing price on the day prior to the day that the Company acquired Megatran. Acquisition costs of $1.1 million were included in SG&A for the fiscal year ended  March 31, 2025.

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

Goodwill represents the value associated with the acquired workforce and expected synergies related to the business combination of the two companies. Goodwill resulting from the Acquisition was assigned to the Company’s Grid business segment. Goodwill recognized in the Acquisition is not deductible for tax purposes. The Company has finalized its purchase price allocation for the NWL Acquisition, and there were no changes to net assets and goodwill recorded by the Company as of August 1, 2025.

Pro forma Operating Results (Unaudited)

The pro forma consolidated statement of operations for the fiscal years ended  March 31, 2026 and 2025 presented as if the acquisitions of Comtrafo and NWL had occurred on April 1, 2024, is unaudited and is as follows:

	Fiscal year ended March 31,
	2026	2025
Net Revenue	$333,821	$300,661
Operating income (loss)	20,109	6,459
Net income	$139,474	$14,611

Net income per common share
Basic	$3.13	$0.37
Diluted	$3.06	$0.36
Shares – basic	44,594	39,844
Shares – diluted	45,551	40,572

The pro forma amounts include the historical operating results of the Company, NWL, and Comtrafo with appropriate adjustments that give effect to acquisition related costs, income taxes, intangible amortization resulting from the Acquisitions and certain conforming accounting policies of the Company. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Acquisitions and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

In the consolidated results for the fiscal year ended  March 31, 2026, Comtrafo and AMSC Brazil's operations are included in the Company's consolidated results from the Acquisition Date of December 5, 2025. Comtrafo and AMSC Brazil contributed $21.9 million of revenue and $3.2 million in net loss for the Company for the fiscal year ended March 31, 2026. Amortization expense of $1.7 million is included for the fiscal year ended March 31, 2026, as a result of the Comtrafo acquired intangible assets. In addition, $0.8 million for the step-up basis assigned to acquired inventory was charged to cost of revenues for the fiscal year ended March 31, 2026. AMSC Brazil includes a $4.2 million loss for the change in fair value on the contingent consideration in the fiscal year ended March 31, 2026.

3. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company evaluates its estimates, including those considered significant related to revenue recognition, goodwill, business combinations, tax reserves, and deferred tax assets. Provisions for depreciation are based on their estimated useful lives using the straight-line method. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments and are measured using such inputs as quoted prices, and are classified within Level 1 of the valuation hierarchy. Cash equivalents consist principally of certificates of deposits and money market accounts, and are classified within Level 2 of the valuation hierarchy.

Accounts Receivable

Accounts receivable consist of amounts owed by commercial companies and government agencies. Accounts receivable are stated net of allowances for credit losses. The Company’s accounts receivable relate principally to a limited number of customers. As of  March 31, 2026, Irving Shipbuilding accounted for approximately 10% of the Company's accounts receivable balance, with no other customers accounting for greater than 10% of the balance. As of March 31, 2025, Innomotics, LLC accounted for approximately 22% of the Company's accounts receivable balance, with no other customers accounting for greater than 10% of the balance. Changes in the financial condition or operations of the Company’s customers may result in delayed payments or non-payments which would adversely impact its cash flows from operating activities and/or its results of operations. As such, the Company may require collateral, advanced payment or other security based upon the customer history and/or creditworthiness. In determining the allowance for credit losses, the Company evaluates the collectability of accounts receivable based primarily on the probability of recoverability based on historical collection and write-off experience, the age of past due receivables, specific customer circumstances, and current economic trends. The Company has not recorded a material allowance for credit losses as of each of the fiscal years ended  March 31, 2026 and 2025. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Failure to accurately estimate the losses for credit losses and ensure that payments are received on a timely basis could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Inventory

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation for certain inventories and the moving average weighted costing method for others. The Company records inventory when it takes delivery and title to the product according to the terms of each supply contract.

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

For the fiscal years ended  March 31, 2026 and 2025, the Company recorded inventory reserves of approximately $3.5 million and $1.5 million, respectively, based on evaluating its ending inventory on hand for excess quantities and obsolescence.

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

All of the Company's leases are classified as operating leases, and therefore the expense is captured in operating loss from operations each period.

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

There were no impairment indicators identified during the fiscal years ended  March 31, 2026 and 2025 or 2024.

Goodwill

Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. The Company performs its annual assessment of goodwill on February 28th of each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. An entity is permitted to first assess qualitatively whether it is necessary to perform a goodwill impairment test. The quantitative impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company determines the fair value of a reporting unit, using a methodology which combines an income approach, using a discounted cash flow method, with a market approach. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should consider the totality of all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit.  If the carrying value of a reporting unit exceeds the reporting unit’s fair value, then an impairment charge is recognized reducing the goodwill by the excess of the carrying amount over the fair value, not to exceed the total amount of the goodwill allocated to that reporting unit. See Note 5, "Goodwill" for further information and discussion.

The Company performed its annual assessment of goodwill on February 28, 2026, using both qualitative and quantitative analyses and determined that there was no impairment to goodwill.

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

The Company's product segment line includes certain contracts which do not meet the requirements of an exchange transaction and therefore do not fall within the scope of Accounting Standards Codification ("ASC") 606.

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

Infrequently, the Company receives requests from customers to hold product being purchased from us for a valid business purpose. The Company recognizes revenues for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has been transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; there are no continuing performance obligation in regards to the purchased product and these products have been segregated from the Company's inventories and cannot be used to fill other orders received. During the fiscal year ended March 31, 2026, revenues included $7.9 million from such held transactions. During the fiscal year ended March 31, 2025 and 2024 there were no such held transactions.

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

Income Taxes

The Company’s provision (benefit) for income taxes is comprised of a current and a deferred portion. The current income (benefit) tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current fiscal year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carry-forwards using expected tax rates in effect in the years during which the differences are expected to reverse.

Deferred income taxes are recognized for the tax consequences in future fiscal years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of March 31, 2026, the company recorded a $118.4 million non-cash income tax benefit related to the release of a substantial portion of its valuation allowance against deferred income tax assets. This was based on the Company's evaluation of the positive evidence, including cumulative net income position over the three year period ended March 31, 2026, revenue growth, current profitability, expectations regarding future forecasted income, and negative evidence, including uncertainty in economic and political environments from industry competition and dependence on government contracts. The Company has provided a valuation allowance against certain of its U.S. deferred income tax assets and a full valuation allowance on its Poland deferred income tax assets since the Company believes that it is more likely than not that these deferred tax assets are not currently realizable due to uncertainty around profitability to fully utilize these deferred tax assets in the future.

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

Computation of Net Income (Loss) per Common Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in periods of net income, by dividing the net loss by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. For the fiscal years ended  March 31, 2026, common equivalent shares of 428,111 were not included in the calculation of diluted EPS as they were considered antidilutive. Of these, 427,380 were shares of performance-based restricted stock where the contingency was not met, and 731 were awards that were considered anti-dilutive. For the fiscal year ended March 31, 2025, common equivalent shares of 468,815 were not included in the calculation of diluted EPS as they were considered antidilutive. Of these, 468,652 were shares of performance-based restricted stock where the contingency was not met, and 163 relate to shares associated with the derivative liability for which the contingency had not yet been met. For the fiscal year ended March 31, 2024, common equivalent shares of 809,949 were not included in the calculation of diluted EPS as they were considered antidilutive. Of these, 509,949 were shares of performance-based restricted stock where the contingency was not met, and 300,000 relate to share associated with the derivative liability for which the contingency has not yet been met. The following table reconciles the numerators and denominators of the EPS calculation for the fiscal years ended  March 31, 2026, 2025, and 2024 (in thousands except per share amounts):

	Fiscal year ended March 31,
	2026	2025	2024
Numerator:
Net income (loss)	$133,809	$6,033	$(11,111)
Denominator:
Weighted-average shares of common stock outstanding	44,877	38,457	31,277
Weighted-average shares subject to repurchase	(1,932)	(1,467)	(1,452)
Shares used in per-share calculation ― basic	42,945	36,990	29,825
Shares used in per-share calculation ― diluted	43,902	37,718	29,825
Net income (loss) per share ― basic	$3.12	$0.16	$(0.37)
Net income (loss) per share ― diluted	$3.05	$0.16	$(0.37)

Foreign Currency Translation

The functional currency of all the Company’s foreign subsidiaries is the U.S. dollar, except for AMSC Austria (euro), AMSC Brazil and Comtrafo (Real), for which the local currencies are the functional currency. The assets and liabilities of AMSC Austria, AMSC Brazil and Comtrafo are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and income and expense items are translated at average rates for the period. Cumulative translation adjustments are excluded from net loss and shown as a separate component of stockholders’ equity. Net foreign currency gains and losses are included in other expense, net on the consolidated statements of operations and were net losses of $1.1 million, $0.7 million, and $0.7 million for the fiscal years ended  March 31, 2026, 2025, and 2024, respectively. The Company has no restrictions on the foreign exchange activities of its foreign subsidiaries, including the payment of dividends and other distributions.

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

Several of the Company’s government contracts are being funded incrementally, and as such, are subject to the future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally-funded contracts with the U.S. government and it expects to continue to obtain additional contract modifications in the year ending March 31, 2027 and beyond as incremental funding is authorized and appropriated by the government.

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

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and contingent consideration. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, short-term debt, accounts payable, and accrued expenses due to their short nature approximate fair value at  March 31, 2026 and 2025. The estimated fair values have been determined through information obtained from market sources and management estimates. Changes in fair value are recorded to other income (expense), net. The fair value for the contingent consideration is estimated using a Monte Carlo simulation and subject to revaluation at each balance sheet date. The Company classifies the estimates used to fair value these instruments as Level 3 inputs. See Note 6, “Fair Value Measurements” for a full discussion on fair value measurements.

4. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. For the fiscal year ended  March 31, 2026, 89% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. For the fiscal year ended  March 31, 2025, 88% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. For the fiscal year ended  March 31, 2024, 80% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

In the Company's product sales, each contract with a customer summarizes each product sold to a customer, which typically represents distinct performance obligations. A contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost plus expected margin approach and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s product sales transfer control to the customer in line with the contracted delivery terms and revenue is recorded at the point in time when title and risk transfer to the customer, which is primarily upon delivery, as the Company has determined that this is the point in time that control transfers to the customer. For the fiscal year ended March 31, 2026, 93% of revenue was recognized related to the sales of product, with the remainder being recognized based on the performance of services. For the fiscal year ended March 31, 2025, 94% of revenue was recognized related to the sales of product, with the remainder being recognized based on the performance of services. For the fiscal year ended March 31, 2024, 92% of revenue was recognized related to the sales of product, with the remainder being recognized on the performance of services.

Included in the Company's performance of services, there are several different types of transactions and each begins with a contract with a customer that summarizes each product sold to a customer, which typically represents distinct performance obligations. Included in the business segment line there are technology development transactions that are primarily for activities that have no alternative use and for which a profit can be expected throughout the life of the contract. In these cases, the revenue is recognized over time, but in the instances where the profit cannot be assured throughout the entire contract then the revenue is recognized at a point in time. Each contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost plus expected margin approach. The ongoing service transactions are for service contracts that provide benefit to the customer simultaneously as the Company performs its obligations, and therefore this revenue is recognized ratably over time throughout the effective period of these contracts. The transaction prices on these contracts are allocated based on an adjusted market approach which is re-assessed annually for reasonableness. The field service transactions include contracts for delivery of goods and completion of services made at the customer's requests, which are not deemed satisfied until the work has been completed and/or the requested goods have been delivered, so all of this revenue is recognized at the point in time when the control changes, and at allocated prices based on the adjusted market approach driven by standard price lists. The royalty transactions are related to certain contract terms on transactions in the Company's equipment and systems product line based on activity as specified in the contracts. The transaction prices of these agreements are calculated based on an adjusted market approach as specified in the contract. The Company reports royalty revenue for usage-based royalties when the sales have occurred. In circumstances when collectability is not assured and a contract does not exist under ASC 606, revenue is deferred until a non-refundable payment has been received for substantially all the amount that is due and there are no further remaining performance obligations.

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

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized. The Company has elected to recognize incremental costs of obtaining a contract as expense when incurred except in contracts where the amortization period would exceed twelve months. As of March 31, 2026 and 2025, the Company's capitalized incremental contract costs were not material. The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component if the period of financing is twelve months or less. The Company has elected to recognize revenue based on the as invoiced practical expedient if there is a right to consideration from a customer in an amount that corresponds directly with the value of the Company's performance.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

Following the Comtrafo Acquisition, the Company re-assessed the disaggregated revenue disclosure and determined that segment revenue by product line is no longer a meaningful disclosure. Driven by the change in the overall business landscape following the Comtrafo Acquisition, the Company has determined an increased breakout of segment revenue by region provides more meaningful insight to our overall financial position.

The following tables disaggregate the Company’s revenue by shipment destination (in thousands):

		Year Ended
	Reportable	March 31,
	Segment	2026	2025	2024
Region:
North America	Grid	$174,103	$169,104	$104,423
South America	Grid	23,819	782	2,613
Asia Pacific	Grid	41,050	7,392	9,768
EMEA	Grid	12,345	9,892	5,261
Total	Grid	$251,317	$187,170	$122,065

Region:
North America	Wind	$16	$2	$102
South America	Wind	—	—	—
Asia Pacific	Wind	47,668	35,608	23,404
EMEA	Wind	154	38	68
Total		$47,838	$35,648	$23,574

As of  March 31, 2026 and March 31, 2025, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 7, “Accounts Receivable” and Note 8, “Inventory” for a reconciliation to the consolidated balance sheets) and "Contract liabilities", which are included in the current portion and long term portion of “Deferred revenue” in the Company’s consolidated balance sheets, are as follows (in thousands):

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2025	$6,376	$5,756	$76,133
Increases for balances acquired	—	—	19,783
Increases for costs incurred to fulfill performance obligations	—	38,803	—
Increase (decrease) due to customer billings	(22,332)	—	114,307
Decrease due to cost recognition on completed performance obligations	—	(37,022)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	30,868	—	(117,899)
Other changes and foreign currency exchange impact	(37)	42	1,007
Ending balance as of March 31, 2026	$14,875	$7,579	$93,331

	Unbilled AR	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2024	$6,150	$2,523	$57,829
Increases for balances acquired	—	—	5,049
Increases for costs incurred to fulfill performance obligations	—	16,363	—
Increase (decrease) due to customer billings	(8,754)	—	120,533
Decrease due to cost recognition on completed performance obligations	—	(13,131)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	8,981	—	(107,211)
Other changes and foreign currency exchange impact	(1)	1	(67)
Ending balance as of March 31, 2025	$6,376	$5,756	$76,133

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of March 31, 2026, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $282.4 million. There are also approximately $97.1 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the years ended  March 31, 2026, 2025 and 2024:

		Year Ended
	Reportable	March 31,
	Segment	2026	2025	2024
Inox Wind Limited	Wind	15%	14%	13%
Fuji Bridex Pte Ltd	Grid	10%	<10%	<10%

5. Goodwill

The guidance under ASC 805-30, Business Combinations, provides for the recognition of goodwill on the acquisition date measured as the excess of the aggregate consideration transferred over the net of the acquisition date amounts of net assets acquired and liabilities assumed. The Company's goodwill balance relates to the Comtrafo acquisition in fiscal 2025, the NWL acquisition in fiscal 2024, the Neeltran acquisition in fiscal 2021, the NEPSI acquisition in fiscal 2020, and Infinia Technology Corporation acquisition in fiscal 2017 and is reported in the Grid business segment.

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized but reviewed for impairment. Goodwill is reviewed annually on February 28th and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable. Goodwill increased by $125.3 million during the fiscal year ended  March 31, 2026, related to the Comtrafo acquisition. Changes in the Company's goodwill are as follows (in thousands):

Goodwill
March 31, 2025	$48,164
Balance acquired – Comtrafo	122,620
Measurement period adjustment	2,674
FX impact	1,918
March 31, 2026	$175,376

The Company performed its annual assessment of goodwill on February 28, 2026 and determined that there was no impairment to goodwill.

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements.  A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes.  Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments.  The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ended March 31, 2026.

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

Contingent Consideration

Contingent consideration relates to the earnout payment set forth in the Stock Exchange Agreement governing the acquisition of Comtrafo that provides the selling stockholders  may receive an additional sum of cash upon the achievement of certain specified earnings before interest, taxes, depreciation, and amortization ("EBITDA") objectives during the three years following the Comtrafo Acquisition Date. See Note 13, "Contingent Consideration" for further discussion. The Company relied on a Monte Carlo method to determine the fair value of the contingent consideration on the closing of the acquisition of Comtrafo and continues to revalue the fair value of the contingent consideration using the same method at each subsequent balance sheet date until the contingencies are resolved and the cash to be paid is determined, with the change in fair value recorded in the current period operating loss. For the period ended March 31, 2026, the change in fair value was $4.2 million. Contingent consideration is classified within Level 3 of the valuation hierarchy.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  March 31, 2026 and 2025 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026:
Assets:
Cash equivalents	$101,525	$101,525	$—	$—
Short-term cash instruments	$1,278	$—	$1,278	$—
Current liabilities:
Contingent Consideration	$12,808	$—	$—	$12,808
Long-term liabilities:
Contingent Consideration	$26,721	$—	$—	$26,721

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025:
Assets:
Cash equivalents	$51,230	$51,230	$—	$—
Short-term cash instruments	$1,404	$—	$1,404	$—

The table below reflects the activity for the Company’s contingent consideration liability measured at fair value on a recurring basis (in thousands):

Comtrafo Acquisition Contingent Consideration
Balance at March 31, 2025	$—
Issuance of contingent consideration	34,815
Change in fair value	4,171
FX Impact	543
Balance at March 31, 2026	$39,529

7. Accounts Receivable

Accounts receivable at  March 31, 2026 and  March 31, 2025 consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Accounts receivable (billed)	$54,506	$39,810
Accounts receivable (unbilled)	14,875	6,376
Accounts receivable	$69,381	$46,186

8. Inventory

Inventory, net of reserves, at  March 31, 2026 and  March 31, 2025 consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Raw materials	$54,247	$35,892
Work-in-process	26,873	19,633
Finished goods	15,049	9,888
Deferred program costs	7,579	5,756
Inventory	$103,748	$71,169

The Company recorded inventory write-downs of $3.5 million, $1.5 million, and $2.0 million for the fiscal years ended  March 31, 2026, 2025, and 2024 respectively. These write-downs were based on the Company's evaluation on its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  March 31, 2026 and  March 31, 2025 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

9. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  March 31, 2026 and 2025 are as follows (in thousands):

	March 31, 2026	March 31, 2025
Land	$37,770	$22,650
Construction in progress - equipment	1,482	1,371
Buildings	30,989	7,528
Equipment and software	60,030	47,774
Furniture and fixtures	1,940	1,672
Leasehold improvements	8,276	7,969
Property, plant and equipment, gross	140,487	88,964
Less accumulated depreciation	(50,712)	(50,392)
Property, plant and equipment, net	$89,775	$38,572

Depreciation expense was $4.4 million, $3.1 million, and $2.3 million for the fiscal years ended  March 31, 2026, 2025, and 2024 respectively. The increase in land, building, and equipment and software relates to the property added as part of the Comtrafo Acquisition.

10. Intangible Assets

Intangible assets at  March 31, 2026 and 2025 consisted of the following (in thousands):

	2026			2025
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	4,008	(2,038)	1,970	1,381	(1,381)	—	2
Trade names and trademarks	1,800	—	1,800	1,800	—	1,800	Indefinite
Customer relationships	18,920	(9,795)	9,126	10,880	(7,901)	2,980	5-10
Core technology and know-how	5,970	(5,317)	653	5,970	(4,834)	1,136	5-10
Intangible assets	$30,698	$(17,150)	$13,548	$20,031	$(14,116)	$5,916

The Company recorded intangible amortization expense of $3.0 million, $2.4 million, and $2.2 million for the fiscal years ended March 31, 2026, 2025, and 2024 respectively. Included in these figures is $0.6 million for the fiscal year ended March 31, 2026, $0.7 million for the fiscal year ended March 31, 2025 and less than $0.1 million for the fiscal year ended March 31, 2024 related to intangible amortization related to backlog that is reported in cost of revenues.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Fiscal years ending March 31,	Total
2027	$3,812
2028	3,443
2029	2,133
2030	1,208
2031	724
Thereafter	428
Total	$11,748

The Company's intangible assets relate entirely to the Grid business segment operations in the United States and Brazil. The following table summarizes the Company's intangibles by geography (in thousands):

	March 31, 2026	March 31, 2025
Intangible assets by geography:
U.S.	$4,567	$5,916
Brazil	8,980	—
Total	$13,548	$5,916

11. Equity-Method Investments

Investment in NWL Pacific Inc. Co., LTD

The Company has a 50% ownership in NWL Pacific Inc. Co., LTD ("NWL Pacific"). The investment represents the Company's interest in NWL Pacific. The investment is a joint venture in South Korea established on May 12, 1998.

The Company treats the equity investment in the consolidated financial statements under the equity method. Equity method investments are equity securities in entities the Company does not control but over which it has the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss, less distributions received. As of March 31, 2026 and 2025 the Company did not have material accounts receivable nor accounts payable balances with NWL Pacific.

The tables below present the summarized financial information from the Acquisition Date through March 31, 2026, as provided to the Company by the investee, for the unconsolidated company (in thousands):

	Fiscal year ended March 31,	Fiscal year ended March 31,
	2026	2025
Net Revenue	$7,293	$3,702
Gross Profit	3,037	1,483
Income from operations	1,194	490
Net income	1,102	474

	Balance at March 31,	Balance at March 31,
	2026	2025
Current Assets	$5,278	$5,423
Noncurrent Assets	577	377
Current Liabilities	1,986	2,336
Noncurrent Liabilities	38	42

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  March 31, 2026 and  March 31, 2025 consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Accounts payable	$13,015	$6,733
Accrued inventories in-transit	1,104	2,111
Accrued other miscellaneous expenses	5,769	3,697
Advanced deposits	3,491	1,267
Accrued compensation	15,518	13,418
Income taxes payable	641	305
Accrued product warranty	4,684	3,033
Accrued commissions	2,323	1,718
Total	$46,545	$32,282

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Fiscal Years Ended March 31,
	2026	2025
Balance at beginning of period	$3,033	$2,363
Acquired warranty obligations	450	637
Provisions for warranties during the period	2,672	1,641
Settlements during the period	(1,471)	(1,608)
Balance at end of period	$4,684	$3,033

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

The following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of the contingent consideration related to the NEPSI Acquisition:

Fiscal Year 2025	June 30, 2024
Revenue risk premium	5.50%
Revenue volatility	27.5%
Stock Price	$23.39
Payment delay (days)	80
Fair value (millions)	$7.0

During the fiscal year ended March 31, 2025, the Company issued 300,000 shares of common stock related to the achievement of specified revenue objectives at a fair value of $6.5 million. The Company recorded no loss for the increase in the fair value of the contingent consideration in the fiscal year ended March 31, 2026. The Company recorded a loss of $3.4 million for the increase in the fair value of the contingent consideration in the fiscal year ended March 31, 2025.

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

Following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of contingent consideration related to the Comtrafo Acquisition:

	March 31,	December 31,	December 05,
Fiscal Year 2025	2026	2025	2025
EBITDA Risk Premium (continuous)	1.40%	2.10%	2.10%
EBITDA Volatility	25.0%	25.0%	25.0%
Credit Spread (semiannual)	1.9%	1.9%	1.9%
EBITDA discount rate	14.7%	15.0%	15.0%
Payment delay (days)	89	89	89
Fair value (millions)	$39.5	$34.8	$34.8

The Company performed an analysis on the change in fair value through  March 31, 2026 and recorded a loss from the change in fair value of the contingent consideration for the fiscal year ended March 31, 2026 of $4.2 million.

14. Income Taxes

Income (loss) before income taxes for the fiscal years ended March 31, 2026, 2025 and 2024 are provided in the table as follows (in thousands):

	Fiscal years ended March 31,
	2026	2025	2024
Income (loss) from continuing operations before income tax expense (benefit)
U.S.	$18,641	$1,882	$(11,503)
Foreign	(1,893)	484	701
Total	$16,748	$2,366	$(10,802)

The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal years ended March 31,
	2026	2025	2024
Current provision
Federal	$36	$305	$150
State	1,017	222	—
Foreign	569	110	94
Total current	1,622	637	244

Deferred provision (benefit)
Federal	(116,947)	(4,259)	56
State	(1,418)	(13)	—
Foreign	(318)	(32)	9
Total deferred	(118,683)	(4,304)	65

Income tax expense (benefit)	$(117,061)	$(3,667)	$309

As further described in Note 3, Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the Company's effective income tax rate to the statutory income tax rate for the fiscal year ended March 31, 2026 in accordance with the guidance in ASU 2023-09:

Fiscal year ended March 31,
2026
U.S. Federal Statutory Income Tax (benefit) at 21%	(21.0%)
Domestic Federal
Tax Credits	(0.4%)
Non Taxable or Non Deductible Items
Stock Compensation	22.6%
Excess Officer Compensation	(30.6%)
Transaction Costs	(1.6%)
Other	0.6%
Changes in Valuation Allowance	730.1%
Cross Border
Global intangible low-tax income	(1.5%)
Other	(0.1%)
Other reconciling items
Other	1.0%
Domestic State and local income taxes, net of federal effect	3.6%
Foreign Tax effects
Brazil
Fair value adjustment for Contingent Liability	(8.5%)
Statutory income tax rate differential	2.4%
Other	1.2%
Other foreign jurisdictions	1.0%
Worldwide Changes in unrecognized tax benefits	0.0%
Effective income tax rate	698.8%

The following table is a reconciliation of the Company's effective income tax rate to the statutory federal income tax for the fiscal years ended March 31, 2025 and 2024 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Fiscal years ended March 31,
	2025	2024
Statutory Federal Income tax rate	(21%)	(21%)
State income taxes, net of federal benefit	35%	7%
Foreign income tax rate differential	2%	2%
Stock options	54%	0%
Research and development tax credit	0%	4%
Mark to market adjustment on contingent consideration	(59%)	10%
Nondeductible expenses	(12%)	0%
Valuation allowance	231%	(60%)
NOL and capital loss expiration	(10%)	58%
Other	(4%)	4%
Withholding Taxes	(16%)	0%
162(m)	(43%)	0%
Effective income tax rate	157%	4%

For the fiscal year ended March 31, 2026, the Company paid income taxes, net of refunds received as follows:

Fiscal years ended March 31,
2026
Income taxes paid, net of refunds:
U.S Federal	$36
U.S. State and Local
Pennsylvania	425
Connecticut	77
Other states	90
Foreign
Austria	52
Other foreign	26
Total	$706

The following is a summary of the principal components of the Company’s deferred tax assets and liabilities at March 31, 2026 and 2025 (in thousands):

	March 31, 2026	March 31, 2025
Deferred tax assets:
Net operating loss carryforwards	$144,497	$150,703
Research and development and other tax credit carryforwards	12,163	12,605
Capitalized research and development costs	4,762	5,787
Accruals and reserves	13,695	8,148
Fixed assets and intangible assets	9	398
Other	2,080	2,459
Gross deferred tax assets	177,206	180,100
Valuation allowance	(45,005)	(171,674)
Total deferred tax assets	132,201	8,426

Deferred tax liabilities:
Amortization of fixed assets and intangibles	(11,191)	(7,127)
Other	(1,536)	(1,716)
Total deferred tax liabilities	(12,727)	(8,843)
Net deferred tax assets (liabilities)	$119,474	$(417)

The above deferred tax balances are recorded on the consolidated balance sheet as follows:

March 31, 2026
Deferred tax assets	119,474
Deferred tax liabilities	-
Net deferred tax assets (liabilities)	119,474

On a quarterly basis, the Company reassesses the valuation allowance on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. During the fiscal year ended March 31, 2026, the Company recorded a net $118.4 million non-cash income tax benefit related to the release of a substantial portion of its valuation allowance against U.S. deferred tax assets. This was based on the Company's evaluation of the positive evidence, including cumulative income position over the previous three-years, revenue growth, current profitability, expectations regarding future forecasted income, and negative evidence, including uncertainty in economic and political environments from industry competition and dependence on government contracts. This release of the valuation allowance resulted in the recognition of a deferred tax asset and a corresponding increase to income tax benefit in the current period, the effect of which is an increase in reported net income.

After consideration of all the available evidence, both positive and negative, the Company has determined that a $45.0 million valuation allowance at March 31, 2026 is necessary to reduce the U.S. deferred tax assets to the deferred tax assets to the amount that will more likely than not be realized which is a $126.7 million decrease from the $171.7 million valuation allowance as of March 31, 2025. As of March 31, 2026, the Company provides a valuation allowance against certain deferred tax assets in the U.S. and Poland.

At March 31, 2026, the Company had aggregate net operating loss carryforwards in the U.S. for federal and state income tax purposes of approximately $624.8 million and $173.7 million, respectively, which expire in the years ending March 31, 2026 through 2042. For U.S. federal tax purpose, approximately $73.0 million of federal net operating losses have an indefinite carryforward period. Research and development and other tax credit carryforwards amounting to approximately $10.6 million and $2.0 million are available to offset federal and state income taxes, respectively, and will expire in the years ending through 2042.

As of March 31, 2026, AMSC Brazil has aggregate net operating loss carryforwards of approximately $7.9 million, which have an indefinite carryforward period. As of March 31, 2026, AMSC Poland has aggregate net operating loss carryforwards of approximately $0.4 million, which will begin to expire March 31, 2030.

Under the Tax Cuts and Jobs Act of 2017, taxpayers are required to capitalize and amortize expenses related for research and experimental as classified under Section 174 beginning in 2022. Amortization recovery for such costs are five years for domestic expenditures and fifteen for foreign expenditures. As of  March 31, 2026, the Company had approximately $35.6 million of research and experimental expenses that had been capitalized under Section 174 with a remaining basis of $21.2 million for U.S. Federal purposes.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill ("OBBB") was signed into law, which includes a broad range of tax reform provisions that may affect a company's financial results. The OBBB allows an elective deduction for domestic research and development (R&D), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign derived deduction eligible income and income from non-U.S. subsidiaries (Net CFC Tested Income), among other provisions. The Company has performed an evaluation of the impact of the OBBB on the Company's effective tax rate and deferred tax assets in fiscal year 2025 and future periods. Based on this evaluation, the tax reform provisions do not have a material impact on the Company's consolidated financial statements and related disclosures for the fiscal year ended March 31, 2026. We will continue to assess the implications of the OBBB, and our tax provision may be further impacted as additional guidance from the U.S department of the Treasury is released.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”), provides limits on the extent to which a corporation that has undergone an ownership change (as defined) can utilize any net operating loss ("NOL") and general business tax credit carryforwards it may have. The Company updated its ownership change study through  March 31, 2026 to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing this study, the Company has concluded that the limitation will not have a material impact on its ability to utilize its NOL carryforwards.  If there were material ownership changes subsequent to the study, such changes could limit the Company's ability to utilize its NOL carryforwards.

The total amount of undistributed foreign earnings available to be repatriated at  March 31, 2026 was $5.5 million resulting in the recording of a $0.4 million deferred tax liability for foreign withholding taxes.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company did not identify any uncertain tax positions at March 31, 2026. The Company did not have any gross unrecognized tax benefits at  March 31, 2026, 2025, or 2024.

There were no reversals of uncertain tax positions in the fiscal years ended  March 31, 2026, 2025 and 2024.

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Any unrecognized tax benefits, if recognized, would favorably affect its effective tax rate in any future period. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next twelve months.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Major tax jurisdictions include the U.S., Austria, and Brazil. All U.S. income tax filings for fiscal years ended March 31, 1996 through 2026 remain open and subject to examination.

All fiscal years from the fiscal year ended March 31, 2024 through 2026 remain open and subject to examination in Austria. Tax filings in Romania for the fiscal years ended March 31, 2021 through 2026 remain open and subject to examination. Tax filings in Poland for tax years 2022 through March 31, 2026 remain open and subject to examination. Tax filings in Brazil for the tax years 2020 through  March 31, 2026 remain open and subject to examination.

15. Debt

As part of the Comtrafo Acquisition, the Company identified three debt agreements that Comtrafo had entered into prior to the Comtrafo Acquisition Date. The debt agreements totaling $8.8 million were subsequently paid off during the fiscal year ended March 31, 2026.

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

Supplemental balance sheet information related to leases at  March 31, 2026 and 2025 are as follows (in thousands):

	March 31, 2026	March 31, 2025
Leases:
Right-of-use assets - Operating	3,897	3,829
Total right-of-use assets	$3,897	$3,829

Lease liabilities - ST Operating	1,238	685
Lease liabilities - LT Operating	2,762	2,684
Total lease liabilities	$4,000	$3,369

Weighted-average remaining lease term	4.26	4.94
Weighted-average discount rate	14.13%	14.94%

The Company did not incur any finance lease costs and the costs related to the Company's operating leases for the fiscal years ended  March 31, 2026 and 2025, are as follows (in thousands):

	Fiscal year ended	Fiscal year ended	Fiscal year ended
	March 31, 2026	March 31, 2025	March 31, 2024
Operating Leases:
Operating lease costs - fixed	$ 1,690	$ 1,453	$ 1,023
Operating lease costs - variable	181	119	158
Short-term lease costs	167	153	149
Total lease costs	$ 2,038	$ 1,725	$ 1,330

The Company’s estimated minimum future lease obligations under the Company's leases are as follows:

Operating Leases
Year ended March 31,
2027	$1,696
2028	1,443
2029	612
2030	423
2031	322
Thereafter	944
Total minimum lease payments	5,440
Less: interest	(1,439)
Present value of lease liabilities	$4,000

17. Stockholders’ Equity

Stock-Based Compensation Plans

As of March 31, 2026, the Company had two active stock plans: the Amended and Restated 2007 Director Stock Plan, as amended (the “2007 Director Plan”) and the 2022 Stock Incentive Plan, as amended and restated (the "2022 Plan"). On August 2, 2024, the Company's stockholders approved amendments to the 2022 Plan and amendments to the Company's 2007 Director Plan. The amendment to the 2022 Plan increased the total number of shares of common stock authorized for issuance under the 2022 Plan from 1,150,000 shares to 4,400,000 shares of common stock. The amendment to the 2007 Director Plan increased the total number of shares of common stock authorized for issuance under the 2007 Director Plan from 430,000 shares to 580,000 shares.

The 2022 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC of 1986 nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. In the case of options, the exercise price is no less than the fair market value of the common stock, as determined by (or in a manner approved by) the Board of Directors, on the date of grant. The contractual life of options is generally 10 years. Options generally vest over a 3-5 year period while restricted stock generally vests over a 3 year period. The 2022 Plan replaced the Company’s 2007 Stock Incentive Plan, as amended (the “2007 Plan”). No further awards are granted under the 2007 Plan following effectiveness of the 2022 Plan; however, the terms and conditions of the 2007 Plan continue to govern any outstanding awards granted thereunder.

The 2007 Director Plan provides for the grant of nonstatutory stock options and stock awards to members of the Board of Directors who are not also employees of the Company ("outside directors"). Under the terms of the 2007 Director Plan, each outside director is granted an option to purchase shares of common stock with an aggregate grant date value equal to $40,000 upon his or her initial election to the Board with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. These options vest in equal annual installments over a two-year period. In addition, each outside director is granted an award of shares of common stock on the third business day following the last day of each fiscal year with an aggregate value equal to $100,000 using the closing price of the Company's common stock two business days following the last day of each fiscal year, subject to proration for any partial fiscal year of service.

As of March 31, 2026, the 2022 Plan had 1,537,412 shares available for future issuance, and the 2007 Director Plan had 238,289 shares available for future issuance. Additionally, any shares which are subject to awards previously granted under the 2007 Plan that are forfeited or lapse unexercised and which following the effectiveness of the 2022 Plan are not issued under the 2007 Plan will become available for issuance under the 2022 Plan.

Stock-Based Compensation

The components of stock-based compensation for the fiscal years ended  March 31, 2026, 2025 and 2024 were as follows (in thousands):

	Fiscal years ended March 31,
	2026	2025	2024
Stock options	$17	$8	$40
Restricted stock and stock awards	15,794	7,732	4,563
Employee stock purchase plan	57	54	49
Total stock-based compensation expense	$15,869	$7,794	$4,652

The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. The total unrecognized compensation cost for unvested outstanding restricted stock was $21.5 million as of  March 31, 2026. This expense will be recognized over a weighted-average expense period of approximately 1.6 years.

The following table summarizes stock-based compensation expense by financial statement line item for the fiscal years ended  March 31, 2026, 2025, and 2024 (in thousands):

	Fiscal years ended March 31,
	2026	2025	2024
Cost of revenues	$1,138	$536	$293
Research and development	2,192	1,132	627
Selling, general and administrative	12,539	6,126	3,732
Total	$15,869	$7,794	$4,652

The following table summarizes the information concerning currently outstanding and exercisable employee and non-employee options:

	Options / Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at March 31, 2025	36,206	$6.94
Granted	2,112
Exercised	(9,703)
Canceled/forfeited	—
Outstanding at March 31, 2026	28,615	$8.49	5.8	$726
Exercisable at March 31, 2026	26,503	$6.99	5.5	$712
Fully vested and expected to vest at March 31, 2026	28,560	$8.46	5.8	$725

The Company issued 887,000 and 872,500 shares of restricted stock during the fiscal years ended March 31, 2026 and 2025, respectively. The Company issued 39,445 and 19,200 shares of immediately vested common stock during the fiscal years ended March 31, 2026 and 2025, respectively. These restricted stock awards generally vest over 2-3 years. Awards of restricted stock include both time-based and performance-based awards. For time-based restricted stock awards, expense is being recorded over the vesting period. Performance-based restricted stock awards are expensed over the requisite service period based on probability of achievement.

The Company granted 2,112 stock options during the fiscal year ended March 31, 2026 and no stock options during the fiscal year ended March 31, 2025. The stock options granted during the fiscal year ended  March 31, 2026 will vest over 2 years. The estimated fair value of the Company's stock-based awards, less expected annual forfeitures, is amortized over the awards' service period. There were less than $0.1 million of unrecognized compensation costs for unvested stock options as of March 31, 2026. This expense will be recognized over a period of approximately 1.2 years.

The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the fiscal year ended  March 31, 2026 are as follows:

Fiscal Year Ended March 31,
2026
Expected volatility	74.01%
Risk-free interest rate	4.19%
Expected life (years)	6.31
Dividend yield	None

The following table summarizes the restricted stock activity for the year ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Aggregate Value (thousands)
Outstanding at March 31, 2025	1,790,153	$13.82
Granted	926,445	23.79
Vested	(821,707)	10.79
Forfeited	—	—
Outstanding at March 31, 2026	1,894,891	$20.00	$64,142

The total fair value of restricted stock that was granted during the fiscal years ended  March 31, 2026 and 2025 was $22.1 million and $19.6 million, respectively. The total fair value of restricted stock that vested during the fiscal years ended  March 31, 2026 and 2025 was $24.3 million and $10.7 million, respectively.

There were 310,000 performance-based restricted shares awarded during the fiscal year ended  March 31, 2026 for which the performance conditions are deemed probable to be met and the expense is being recorded over a three-year vesting period. There were 250,000 performance-based restricted shares awarded during the fiscal year ended  March 31, 2025 for which the performance conditions are deemed probable to be met and the expense is being recorded over a three-year vesting period.

The remaining shares awarded vest upon the passage of time. For awards that vest upon the passage of time, expense is being recorded over the vesting period.

Employee Stock Purchase Plan

The Company maintains the 2000 Employee Stock Purchase Plan, as amended (the "ESPP") which provides employees with the opportunity to purchase shares of common stock at a price equal to the fair market value of the common stock at the end of the offering period, less a 15% purchase discount. As of March 31, 2026, the ESPP had 39,977 shares available for future issuance. The Company recognized $0.1 million of compensation expense for each of the fiscal years ended  March 31, 2026, 2025, and 2024 related to the ESPP.

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

Lease Commitments

During the fiscal years ended  March 31, 2026, 2025, and 2024 all lease costs were recorded in selling, general and administrative expense.  See Note 16, "Leases" for further details.

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

AMSC Brazil, through Comtrafo, purchased additional real estate within the twelve months following the Comtrafo Acquisition Date for 37.2 million Brazilian Real in cash upon successful re-zoning classification of such real estate.

As of March 31, 2026, the Company had $3.3 million of restricted cash included in long-term assets and $3.5 million of restricted cash included in current assets. As of March 31, 2025, the Company had $4.3 million of restricted cash included in long term assets and $1.6 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects or collateral deposits. These deposits are held in interest bearing accounts.

19. Employee Benefit Plans

The Company has implemented a defined contribution plan (the “Plan”) under Section 401(k) of the IRC. Any contributions made by the Company to the Plan are discretionary. The Company has a stock match program under which the Company matched, in the form of Company common stock, 100% up to 5% of eligible contributions. The Company recorded expenses of $1.9 million, $1.2 million and $0.6 million in the fiscal years ended March 31, 2026, 2025, and 2024 respectively, and recorded corresponding charges to additional paid-in capital related to this program.

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

The following tables (i) summarize total sales by segment and (ii) reconcile each segment's sales to their respective segment operating income, including segment operating expenses, for each of the fiscal years ended  March 31, 2026, 2025, and 2024 (in thousands):

	Fiscal Year Ended March 31, 2026
	Grid	Wind	Unallocated	Total
Segment operating income:
Revenues	$251,317	$47,838	$—	$299,155

Less (a)
Segment other operating expenses (b)	242,849	40,689	4,171	287,710
Segment operating income (loss)	$8,468	$7,149	$(4,171)	$11,445

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(b) Segment other operating expense includes cost of sales, research and development expense, selling general, and administrative expense, amortization of acquisition related intangibles, and gain/loss on contingent consideration.

	Fiscal Year Ended March 31, 2025
	Grid	Wind	Unallocated	Total
Segment operating income:
Revenues	$187,170	$35,648	$—	$222,818

Less (a)
Segment other operating expenses (b)	185,358	31,856	6,681	223,895
Segment operating income (loss)	$1,812	$3,792	$(6,681)	$(1,077)

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(b) Segment other operating expense includes cost of sales, research and development expense, selling general, and administrative expense, amortization of acquisition related intangibles, and gain/loss on contingent consideration.

	Fiscal Year Ended March 31, 2024
	Grid	Wind	Unallocated	Total
Segment operating income:
Revenues	$122,065	$23,574	$—	$145,639

Less (a)
Segment other operating expenses (b)	128,974	23,125	4,908	157,007
Segment operating income (loss)	$(6,909)	$449	$(4,908)	$(11,368)

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(b) Segment other operating expense includes cost of sales, research and development expense, selling general, and administrative expense, amortization of acquisition related intangibles, and gain/loss on contingent consideration.

Unallocated corporate expenses consist of a loss on contingent consideration of $4.2 million, $6.7 million and $4.9 million in the fiscal years ended  March 31, 2026, 2025 and 2024, respectively.

The reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes for the fiscal years ended  March 31, 2026, 2025, and 2024 is as follows (in thousands):

	Fiscal Years Ended March 31,
	2026	2025	2024

Operating income (loss):	$11,445	$(1,077)	$(11,368)
Interest income, net	6,356	3,708	1,302
Other expense	(1,053)	(265)	(736)
Income (loss) before taxes	$16,748	$2,366	$(10,802)

Depreciation and amortization expense by segment for the years ended  March 31, 2026, 2025, and 2024 is as follows (in thousands):

	Fiscal Years Ended March 31,
	2026	2025	2024
Grid	$7,253	$5,468	$4,407
Wind	133	92	87
Total	$7,386	$5,560	$4,494

Total assets for the two business segments as of  March 31, 2026 and  March 31, 2025 are as follows (in thousands):

	March 31, 2026	March 31, 2025
Grid	$574,195	$211,520
Wind	17,572	13,697
Corporate assets	147,714	85,304
Total	$739,481	$310,521

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

Geographic information about property, plant and equipment associated with particular regions is as follows (in thousands):

	March 31,
	2026	2025
North America	$36,521	$37,426
Europe	1,722	1,097
Asia Pacific	38	49
South America	51,494	—
Total	$89,775	$38,572

21. Recent Accounting Pronouncements

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Following the release of ASU 2023-09 in December 2023, the effective date will be annual reporting periods beginning after December 15, 2024. As of  March 31, 2025, the Company has adopted ASU 2023-09 and made the required disclosures, and noted no other material impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 contain amendments to the Codification that remove references to various FASB Concepts Statements. Following the release of ASU 2024-02 in March 2024, the effective date will be annual reporting periods beginning after December 15, 2024. As of March 31, 2026, the Company has adopted ASU 2024-02 and noted no other material impact on its consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses. The amendments in ASU 2025-05 contain updates to how entities are permitted to estimate expected credit losses for accounts receivable and contract assets. Following the release of ASU 2025-05 in July 2024, the effective date will be annual reporting periods beginning after December 15, 2025. As of April 1, 2025, the Company early adopted ASU 2025-05 and noted no material impact on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments — Credit Losses: Purchased Loans. The amendments in ASU 2025-08 requires that loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. Following the release of ASU 2025-08 in November 2025, the effective date will be annual reporting periods beginning after December 15, 2026. As of April 1, 2025, the Company early adopted ASU2025-08 and noted no material impact on its consolidated financial statements.

22. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC,  On May 15, 2026, pursuant to the terms of the Stock Exchange Agreement, Comtrafo purchased a certain real estate asset from the selling stockholders that Comtrafo was leasing and using for administrative and manufacturing operations for 37.2 million Brazilian Real in cash. Other than the above, management has determined that there are no such events to report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026, due to the material weakness in our internal control over financial reporting.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of fiscal 2025, in connection with the preparation of our financial statements for this Annual Report on Form 10-K, management identified the following material weakness: We did not maintain effective internal controls over preparation and review of the initial purchase accounting  and the continuing fair value accounting associated with the Comtrafo Acquisition to ensure the accurate and timely reporting of our financial results related to this acquisition. Specifically, errors went undetected in amounts initially recorded to the opening balance sheet due to controls not operating at the appropriate level of precision during management's review process which could have led to a reasonable possibility of material misstatement to account balances or disclosures.

Notwithstanding the material weakness, we believe that our financial statements contained in this Annual Report on Form 10-K fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.

Our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness, which we currently believe will be primarily through the development and implementation of new levels of precision of management review controls around business acquisitions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013 Edition). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2026, due to the material weakness described above. Our evaluation excluded the acquisition of Comtrafo Indústria de Transformadores Elétricos S.A. (referred to as “Comtrafo”), which was acquired on December 5, 2025. Our Consolidated Statement of Operations for the year ended March 31, 2026, included net loss of approximately $3.2 million and our Consolidated Balance Sheet as of March 31, 2026, included total assets of approximately $249.5 million attributable to the Comtrafo acquisition. In accordance with guidance issued by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

The effectiveness of our internal control over financial reporting as of March 31, 2026 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the fiscal year ended March 31, 2026, we completed the process of incorporating the internal controls of NWL into our internal control over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such act to include the NWL Acquisition. Other than the foregoing, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Superconductor Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited American Superconductor Corporation's (the Company) internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated May 27, 2026, expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company did not maintain effective internal controls over the preparation and review of the initial purchase accounting and the continuing fair value accounting associated with the Comtrafo Indústria de Transformadores Elétricos S.A. ("Comtrafo") acquisition to ensure the accurate and timely reporting of the Company’s financial results related to this acquisition due to controls over the acquisition not operating at the appropriate level of precision. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2025 financial statements, and this report does not affect our report dated May 27, 2026, on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Comtrafo from its assessment of internal control over financial reporting as of March 31, 2026, because it was acquired by the Company in a business combination in fiscal 2025. We have also excluded Comtrafo from our audit of internal control over financial reporting as of March 31, 2026. Comtrafo is a wholly owned subsidiary which contributed a loss of $3.2 million to the consolidated statement of operations for the year-ended March 31, 2026 and $249.5 million of total assets attributable to the consolidated balance sheet as of March 31, 2026.

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

May 27, 2026

Item 9B.	OTHER INFORMATION

(a) None.

(b) During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, except for the following:

On February 26, 2026, Daniel P. McGahn, Chairman, President, and Chief Executive Officer modified an existing Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. As modified, the trading plan covers up to 241,282 shares of the Company's common stock and remains in effect until the earlier of (i) August 14, 2026, or (ii) the date on which all shares under the arrangement are sold.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is contained in part under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, and in part in our Proxy Statement for the Annual Meeting of Stockholders to be held in 2026 (the “2026 Proxy Statement”) in the section “Corporate Governance" which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The section of the 2026 Proxy Statement titled “Information About Executive and Director Compensation,” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2026 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners and Management” and “Information about Executive Officer and Director Compensation — Securities Authorized for Issuance Under our Equity Compensation Plans” are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2026 Proxy Statement titled “Certain Relationships and Related Transactions” and “Corporate Governance — Board Determination of Independence” and “Corporate Governance — Board Committees” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is RSM US LLP, Boston, MA, Auditor ID: 49.

The section of the 2026 Proxy Statement titled “Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Document filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements of American Superconductor Corporation, supplemental information and report of independent registered public accounting firm required by this item are included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K:

2. Financial Statement Schedules

See "Schedule II —Valuation and Qualifying Accounts” for the fiscal years ended March 31, 2026, 2025 and 2024. All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K under the Exchange Act.

See (b) Exhibits.

(b) Exhibits

The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately following Item 16, “Form 10-K Summary”, and is incorporated herein by reference.

American Superconductor Corporation

Schedule II — Valuation and Qualifying Accounts

(In thousands)

	Balance, Beginning of Year	Additions	Write-offs	Recoveries and Other Adjustments	Balance, End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended March 31, 2026	$64	132	(62)	(2)	$132
Fiscal year ended March 31, 2025	$—	803	(138)	(601)	$64
Fiscal year ended March 31, 2024	$—	—	—	—	$—

	Balance, Beginning of Year	Additions	Write-offs	Recoveries and Other Adjustments	Balance, End of Year
Deferred tax asset valuation allowance:
Fiscal year ended March 31, 2026	$171,726	6	(8,361)	(118,365)	$45,005
Fiscal year ended March 31, 2025	$176,994	—	(5,265)	(3)	$171,726
Fiscal year ended March 31, 2024	$183,433	—	(6,440)	—	$176,994

Item 16.        FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-191153	3.1	9/13/2013
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 24, 2015.	8-K	000-19672	3.1	3/24/2015
3.3	Amended and Restated By-Laws of the Registrant.	8-K	000-19672	3.1	2/5/2025
4.1	Form of Indenture.	S-3	333-276766	4.1	1/30/2024
4.2	Description of Capital Stock.	10-K	000-19672	4.3	6/5/2019
10.1+	Amended and Restated 2007 Director Stock Plan, as Amended.	10-Q	000-19672	10.2	7/30/2025
10.2+	Form of Non-statutory Stock Option Agreement Under Amended and Restated 2007 Director Stock Plan.	8-K	000-19672	10.7	8/7/2007
10.3+	2022 Stock Incentive Plan, as Amended and Restated.	8-K	000-19672	10.1	8/5/2024
10.4+	Form of Time-Based Restricted Stock Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.2	8/5/2022
10.5+	Form of Performance-Based Restricted Stock Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.3	8/5/2022
10.6+	Form of Option Agreement Under 2022 Stock Incentive Plan.	8-K	000-19672	10.4	8/5/2022
10.7+	Fiscal 2025 Executive Incentive Plan	8-K	000-19672	10.1	5/21/2025
10.8+	Form of Employee Nondisclosure and Developments Agreement.	10-K/A	333-43647	10.11	6/7/2018
10.9+	Amended and Restated Executive Severance Agreement, dated as of May 24, 2011, between the Registrant and Daniel P. McGahn.	8-K	000-19672	10.2	5/24/2011
10.10+	Executive Severance Agreement, dated as of January 13, 2012, between the Registrant and John W. Kosiba.	8-K	000-19672	10.1	4/4/2017
10.11+	First Amendment to Executive Severance Agreement, effective as of July 31, 2017, between the Registrant and John W. Kosiba.	10-Q	000-19672	10.1	11/7/2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.12+	Fiscal 2024 Executive Incentive Plan.	8-K	000-19672	10.1	5/29/2024
10.13^#	Stock Exchange Agreement, dated December 5, 2025, by and among AMSC Brazil, the Stockholders, Comtrafo, Irineu Minato, an individual, solely in his capacity as the stockholder representative, the Stockholder Group Members and American Superconductor Corporation, solely for purposes of Section 1.1(a), Article IV, Section 5.5 and Section 5.7.	8-K	000-19672	10.1	12/10/2025
10.14^	Public Deed of Purchase and Sale of Real Estate Property, dated December 5, 2025, by and among Irineu Minato, Karime Passos Prestes and Comtrafo Indústria de Transformadores Elétricos S.A, relating to real property located at Parque Industrial, in the City of Cornélio Procópio, State of Paraná, with land area of 8,527.80 sq.ms and built-up area of 5,177.48 sq.ms.	8-K	000-19672	10.2	12/10/2025
10.15^	Public Deed of Purchase and Sale of Real Estate Property, dated December 5, 2025, by and between Visão Participações Ltda. and Comtrafo Indústria de Transformadores Elétricos S.A., relating to property located at Parque Industrial I, Lot No. S/5 of Block No. 406, located in Parque Industrial I, in the city of Cornélio Procópio, State of Paraná, with land area of 1,401.80 sq.ms.	8-K	000-19672	10.3	12/10/2025
10.16^	Public Deed of Purchase and Sale of Real Estate Property, dated December 5, 2025, by and between Visão Participações Ltda. and Comtrafo Indústria de Transformadores Elétricos S.A., relating to real property located at Rodovia BR-369 - KM 95 - Ourinhos, in the City of Londrina, State of Paraná, with land area of 355,799.15 sq.ms.	8-K	000-19672	10.4	12/10/2025
10.17^	Public Deed of Purchase and Sale of Real Estate Property, dated December 5, 2025, by and between Visão Participações Ltda. and Comtrafo Indústria de Transformadores Elétricos S.A,, relating to real property located at Parque Industrial Domingos Soares Filho, in the City of Cornélio Procópio, State of Paraná, with land area of 47,335.20 sq.ms.	8-K	000-19672	10.5	12/10/2025
10.18	Amendment No. 1 to Stock Exchange Agreement	10-Q	000-19672	10.6	2/4/2026
19.1	Insider Trading Policy	10-K	000-19672	19.1	5/21/2025
21.1	Subsidiaries.					*
23.1	Consent of RSM US LLP					*
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
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

#

The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5)(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

BY:	/S/ Daniel P. McGahn
Daniel P. McGahn Chairman of the Board, President, and Chief Executive Officer

Date: May 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Daniel P. McGahn	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)	May 27, 2026
Daniel P. McGahn

/S/ John W. Kosiba, Jr.	Senior Vice President, Chief Financial Officer and Treasurer	May 27, 2026
John W. Kosiba, Jr.	(Principal Financial and Accounting Officer)

/S/ Arthur H. House	Lead Independent Director of the Board	May 27, 2026
Arthur H. House

/S/ Laura A. Dambier	Director	May 27, 2026
Laura A. Dambier

/S/ Terence R. Donnelly	Director	May 27, 2026
Terence R. Donnelly

/S/ Margaret D. Klein	Director	May 27, 2026
Margaret D. Klein

/S/ Barbara g. Littlefield	Director	May 27, 2026
Barbara G. Littlefield

/S/ David R. Oliver, Jr.	Director	May 27, 2026
David R. Oliver, Jr.