Form 10-Q
period 2026-06-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2026-08-05
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of July 31, 2026
Common Stock, par value $0.01 per share	48,442,143

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$143,707	$140,693
Accounts receivable, net	80,736	69,381
Inventory, net	98,017	103,748
Prepaid expenses and other current assets	16,267	14,367
Restricted cash	3,785	3,548
Total current assets	342,512	331,737

Property, plant and equipment, net	98,755	89,775
Intangibles, net	12,680	13,548
Right-of-use assets	3,750	3,897
Goodwill	176,678	175,376
Restricted cash	5,621	3,312
Deferred tax assets, long-term portion	119,754	119,474
Equity-method investments	1,378	1,333
Other assets	1,089	1,029
Total assets	$762,217	$739,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$50,698	$46,545
Lease liability, current portion	1,327	1,238
Contingent consideration, current portion	3,959	12,808
Deferred revenue, current portion	84,896	77,936
Total current liabilities	140,880	138,527

Deferred revenue, long-term portion	17,722	15,395
Lease liability, long-term portion	2,570	2,762
Contingent consideration, long-term portion	27,930	26,721
Other liabilities	641	629
Total liabilities	189,743	184,034

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 48,850,479 and 48,035,691 shares issued and 48,447,121 and 47,632,340 shares outstanding at June 30, 2026 and March 31, 2026, respectively	489	480
Additional paid-in capital	1,487,303	1,481,476
Treasury stock, at cost, 403,351 at June 30, 2026 and March 31, 2026	(3,765)	(3,765)
Accumulated other comprehensive income (loss)	5,773	4,072
Accumulated deficit	(917,326)	(926,816)
Total stockholders' equity	572,474	555,447
Total liabilities and stockholders' equity	$762,217	$739,481

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2026	2025
Revenues	$94,073	$72,358

Cost of revenues	69,347	47,869

Gross margin	24,726	24,489

Operating expenses:
Research and development	3,925	4,304
Selling, general and administrative	18,618	14,204
Amortization of acquisition-related intangibles	466	337
Change in fair value of contingent consideration	(8,115)	—
Total operating expenses	14,894	18,845

Operating income	9,832	5,644

Interest income, net	1,537	932
Other (expense)/income, net	(617)	347
Income before income tax expense	10,752	6,923

Income tax expense	1,262	199

Net income	$9,490	$6,724

Net income per share of common stock
Basic	$0.21	$0.17
Diluted	$0.20	$0.17

Weighted average number of shares of common stock outstanding
Basic	45,995	38,875
Diluted	47,124	39,742

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	June 30,
	2026	2025
Net income	$9,490	$6,724
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	1,701	(187)
Total other comprehensive gain (loss), net of tax	1,701	(187)
Comprehensive income	$11,191	$6,537

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE Three Months Ended June 30, 2026 AND 2025

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2026	48,036	$480	$1,481,476	$(3,765)	$4,072	$(926,816)	$555,447
Issuance of common stock – restricted shares, net of forfeited shares	803	9	(9)	—	—	—	—
Stock-based compensation expense	—	—	5,264	—	—	—	5,264
Issuance of common stock for 401(k) match	12	—	572	—	—	—	572
Cumulative translation adjustment	—	—	—	—	1,701	—	1,701
Net income	—	—	—	—	—	9,490	9,490
Balance at June 30, 2026	48,851	$489	$1,487,303	$(3,765)	$5,773	$(917,326)	$572,474

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2025	39,888	$399	$1,259,540	$(3,765)	$1,565	$(1,060,625)	$197,114
Issuance of common stock – restricted shares, net of forfeited shares	918	9	(9)	—	—	—	—
Stock-based compensation expense	—	—	4,526	—	—	—	4,526
Issuance of common stock for 401(k) match	14	1	361	—	—	—	362
Issuance of common stock - equity offering, net of offering expenses	4,744	47	124,530	—	—	—	124,577
Cumulative translation adjustment	—	—	—	—	(187)	—	(187)
Net income	—	—	—	—	—	6,724	6,724
Balance at June 30, 2025	45,564	$456	$1,388,948	$(3,765)	$1,378	$(1,053,901)	$333,116

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$9,490	$6,724
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,647	1,229
Stock-based compensation expense	5,264	4,526
Provision for excess and obsolete inventory	1,073	711
Amortization of operating lease right-of-use assets	247	243
Deferred income taxes	(272)	7
Earnings from equity method investments	(46)	(293)
Change in fair value of contingent consideration	(8,115)	—
Other non-cash items	12	140
Changes in operating asset and liability accounts:
Accounts receivable	(11,119)	(8,512)
Inventory	4,947	(1,046)
Prepaid expenses and other assets	(1,884)	(5,084)
Operating leases	(203)	(64)
Accounts payable and accrued expenses	4,717	6,321
Deferred revenue	9,255	(777)
Net cash provided by operating activities	16,013	4,125

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,438)	(814)
Change in other assets	(51)	79
Net cash used in investing activities	(10,489)	(735)

Cash flows from financing activities:
Proceeds from public equity offering, net of offering expenses	—	124,577
Net cash provided by financing activities	—	124,577

Effect of exchange rate changes on cash	36	71

Net increase in cash, cash equivalents and restricted cash	5,560	128,038
Cash, cash equivalents and restricted cash at beginning of period	147,553	85,381
Cash, cash equivalents and restricted cash at end of period	$153,113	$213,419

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$43	$38
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new lease obligations	$102	$451
Issuance of common stock to settle 401k match liabilities	$572	$362

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling interest are accounted for under the equity method of accounting. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to those instructions. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended  June 30, 2026 and 2025 and the financial position at June 30, 2026; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended  March 31, 2026, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended  March 31, 2026 filed with the SEC on May 27, 2026.

2. Acquisition

Acquisition of Comtrafo

On December 5, 2025 (the "Comtrafo Acquisition Date"), the Company entered into a Stock Exchange Agreement (the “Stock Exchange Agreement”) with the selling stockholders named therein. Pursuant to the terms of the Stock Exchange Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding shares of capital stock of Comtrafo Indústria de Transformadores Elétricos S.A. ("Comtrafo") (the "Comtrafo Acquisition"). Additionally, the Company has agreed to pay the selling stockholders of  Comtrafo  an additional amount up to 382.5 million Brazilian Real of cash upon the achievement of specified earnings before interest, taxes, depreciation, and amortization ("EBITDA") objectives during the three years following the Comtrafo Acquisition Date. This contingent consideration is recorded as a liability based on a Monte Carlo simulation to determine fair value at the time of issuance and on a recurring basis at each reporting period. Comtrafo is a Brazil-based manufacturer of large power and distribution transformers primarily for utility customers and also for industrial customers.

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

The total purchase price of approximately $202.9 million includes the fair value of the Company’s common stock issued at closing, contingent consideration and cash paid, as follows (in millions):

Cash payments	$88.3
Issuance of 2,417,142 shares of Company’s common stock	79.8
Contingent consideration	34.8
Total consideration	$202.9

At the Comtrafo Acquisition Date, in addition to the $88.3 million cash, the Company valued the Company’s common stock at $33.01 per share, which was the opening price on that date. Comtrafo Acquisition costs of $1.2 million were included in selling, general, and administrative (“SG&A”) for the fiscal year ended  March 31, 2026.

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed and related deferred income taxes in connection with the Comtrafo Acquisition as of the Comtrafo Acquisition Date: (in millions)

Cash and cash equivalents	$12.8
Restricted cash	3.4
Prepaid expenses and other current assets	5.6
Accounts receivable	6.5
Inventory	28.6
Property, plant and equipment	49.9
Deferred tax asset	4.1
Accounts payable and accrued expenses	(9.1)
Debt, current and long-term	(8.8)
Deferred revenue	(23.3)
Net tangible assets/(liabilities)	69.7

Backlog	2.6
Customer relationships	7.9
Net identifiable intangible assets/(liabilities)	10.5

Goodwill	122.7

Total purchase consideration	$202.9

The fair value of the financial assets acquired includes receivables with a fair value of $6.9 million. The gross amount due is $10.5 million, of which $3.6 million is expected to be uncollectible. The Company adjusted the fair value for receivables that exceeded a year.

Inventory includes a $1.5 million adjustment to step-up the inventory balance to fair value consistent with the purchase price allocation. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts. The inventory step-up adjustment increased cost of revenue $0.8 million in the fiscal year ended March 31, 2026, as the inventory was sold. The inventory step-up adjustment increased cost of revenue $0.7 million in the three months ended June 30, 2026. The inventory step-up has been fully recognized to cost of revenue as of June 30, 2026.

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

Goodwill represents the value associated with the acquired workforce and expected synergies related to the business combination of the two companies. Goodwill resulting from the Comtrafo Acquisition was assigned to the Company's Grid segment. Goodwill recognized in the Comtrafo Acquisition is not deductible for tax purposes. The $1.1 million of deferred tax asset is primarily related to basis difference of intangibles, inventory and property, plant, and equipment.

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the three months ended June 30, 2025 presented as if the Comtrafo Acquisition had occurred on April 1, 2025, is as follows:

Three Months Ended June 30,
2025
Net Revenue	$83,129
Operating income	10,021
Net income	$9,291

Net income per common share
Basic	$0.23
Diluted	$0.22
Shares - basic	41,292
Shares - diluted	42,159

The pro forma amounts include the historical operating results of the Company and Comtrafo with appropriate adjustments that give effect to acquisition related costs, income taxes, intangible amortization resulting from the Comtrafo Acquisition and certain conforming accounting policies of the Company. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Comtrafo Acquisition and related transactions had been completed at the beginning of the applicable period presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.

Comtrafo contributed $19.4 million of revenue and $9.0 million in net income for the Company for the three months ended June 30, 2026. Amortization expense of $0.7 million is included in the three months ended June 30, 2026, as a result of the acquired intangible assets from the Comtrafo Acquisition.

3. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification (“ASC”) 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. For the three months ended June 30, 2026, 93% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. For the three months ended June 30, 2025, 91% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

In the Company's product sales, each contract with a customer summarizes each product sold to a customer, which typically represents distinct performance obligations. A contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost plus expected margin approach and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s product sales transfer control to the customer in line with the contracted delivery terms and revenue is recorded at the point in time when title and risk transfer to the customer, which is primarily upon delivery, as the Company has determined that this is the point in time that control transfers to the customer. For the three months ended June 30, 2026, 94% of revenue was recognized related to the sales of product, with the remainder being recognized based on the performance of service. For the three months ended June 30, 2025, 93% of revenue was recognized related to the sales of product, with the remainder being recognized based on the performance of service.

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

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized. The Company has elected to recognize incremental costs of obtaining a contract as expense when incurred except in contracts where the amortization period would exceed twelve months. As of  June 30, 2026 and March 31, 2026, the Company's capitalized incremental contract costs were not material. The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component if the period of financing is twelve months or less. The Company has elected to recognize revenue based on the as invoiced practical expedient if there is a right to consideration from a customer in an amount that corresponds directly with the value of the Company's performance.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

The following tables disaggregate the Company’s revenue by shipment destination (in thousands):

		Three Months Ended
	Reportable	June 30,
	Segment	2026	2025
Region:
North America	Grid	43,162	37,772
South America	Grid	21,980	248
Asia Pacific	Grid	4,197	18,304
EMEA	Grid	6,984	3,763
Total	Grid	$76,323	$60,087

Region:
Asia Pacific	Wind	17,740	12,271
EMEA	Wind	10	—
Total		$17,750	$12,271

As of June 30, 2026 and 2025, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 8, “Accounts Receivable” and Note 9, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and “Contract liabilities”, which are included in the current portion and long-term portion of “Deferred revenue” in the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2026	$14,875	$7,579	$93,331
Increases for costs incurred to fulfill performance obligations	—	4,731	—
Increase (decrease) due to customer billings	(15,027)	—	59,566
Decrease due to cost recognition on completed performance obligations	—	(6,290)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	9,742	—	(50,423)
Other changes and FX impact	(30)	5	144
Ending balance as of June 30, 2026	$9,560	$6,025	$102,618

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2025	$6,376	$5,756	$76,133
Increases for costs incurred to fulfill performance obligations	—	3,907	—
Increase (decrease) due to customer billings	(3,189)	—	30,863
Decrease due to cost recognition on completed performance obligations	—	(4,093)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	6,876	—	(32,108)
Other changes and FX impact	20	46	1,003
Ending balance as of June 30, 2025	$10,083	$5,616	$75,891

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of June 30, 2026, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $301.8 million. There are also approximately $118.8 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three months ended June 30, 2026 and 2025:

		Three Months Ended
	Reportable	June 30,
	Segment	2026	2025
Inox Wind Limited	Wind	19%	21%
Fuji Bridex Pte Ltd	Grid	<10%	16%

4. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three months ended  June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Cost of revenues	$343	$340
Research and development	605	687
Selling, general and administrative	4,316	3,499
Total	5,264	4,526

The Company issued 805,400 and 880,000 shares of restricted stock during the three months ended June 30, 2026 and 2025, respectively. The Company issued 18,245 and 39,445 shares of immediately vested common stock during the three months ended June 30, 2026 and 2025, respectively. These restricted stock awards generally vest over 2-3 years. Awards for restricted stock include both time-based and performance-based awards. For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period. Performance-based awards are expensed over the requisite service period based on probability of achievement.

The Company granted no stock options in the three months ended June 30, 2026. The Company granted 2,112 stock options during the three months ended June 30, 2025. The stock options granted during the three months ended  June 30, 2025 will vest over 2 years. The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. There were less than $0.1 million of unrecognized compensation costs for unvested stock options as of June 30, 2026. This expense will be recognized over a weighted average period of approximately 0.9 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $54.4 million as of  June 30, 2026. This expense will be recognized over a weighted-average expense period of approximately 2.1 years.

The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the three months ended  June 30, 2025 are as follows:

Three Months Ended June 30,
2025
Expected volatility	74.01%
Risk-free interest rate	4.19%
Expected life (years)	6.31
Dividend yield	None

5. Computation of Net Income per Share of Common Stock

Basic net income per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net income by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance-based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive. For the three months ended June 30, 2026, 432,416 shares were not included in the calculation of diluted EPS. Of these, 273,822 were shares of performance-based restricted stock where the contingency was not met and 158,593 were shares of restricted stock that were considered anti-dilutive. For the three months ended June 30, 2025, 475,329 shares were not included in the calculation of diluted EPS. Of these, 474,517 were shares of performance-based restricted stock where the contingency was not met and 812 shares relate to outstanding stock options that were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended June 30,
	2026	2025
Numerator:
Net income	$9,490	$6,724
Denominator:
Weighted-average shares of common stock outstanding	47,926	40,863
Weighted-average shares subject to repurchase	(1,931)	(1,988)
Shares used in per-share calculation ― basic	45,995	38,875
Shares used in per-share calculation ― diluted	47,124	39,742
Net income per share ― basic	$0.21	$0.17
Net income per share ― diluted	$0.20	$0.17

6. Goodwill and Other Intangibles

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

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized but reviewed for impairment. Goodwill is reviewed annually on February 28 and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable. Changes in the Company’s goodwill are as follows (in thousands):

Goodwill
March 31, 2025	$48,164
Balance acquired – Comtrafo	122,620
Measurement period adjustment	2,674
FX impact	1,918
March 31, 2026	$175,376
FX impact	1,302
June 30, 2026	$176,678

The Company did not identify any triggers to assess impairment in the three months ended  June 30, 2026 or 2025.

Other Intangibles

Intangible assets at  June 30, 2026 and  March 31, 2026 consisted of the following (in thousands):

	June 30, 2026			March 31, 2026
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	4,034	(2,542)	1,493	4,008	(2,038)	1,970	2
Trade name and trademarks	1,800	—	1,800	1,800	—	1,800	Indefinite
Customer relationships	19,003	(10,146)	8,856	18,920	(9,795)	9,125	5-10
Core technology and know-how	5,970	(5,439)	531	5,970	(5,317)	653	5-10
Intangible assets	$30,807	$(18,127)	$12,680	$30,698	$(17,150)	$13,548

The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.5 million and $0.3 million in the three months ended  June 30, 2026 and 2025, respectively. The Company recorded intangible amortization expense related to backlog of $0.5 million, in the three months ended June 30, 2026 and did not record any intangible amortization expense related to backlog in the three months ended June 30, 2025.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Years ending March 31,	Total
2027 (remaining)	2,879
2028	3,472
2029	2,153
2030	1,219
2031	730
Thereafter	427
Total	$10,880

The Company's intangible assets relate entirely to the Grid business segment operations in the United States and Brazil. The following table summarizes the Company’s intangibles by geography (in thousands):

	June 30, 2026	March 31, 2026
U.S.	$4,264	$4,567
Brazil	8,416	8,981
Total	$12,680	$13,548

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2026.

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

Contingent Consideration

Contingent consideration relates to the earnout payment set forth in the Stock Exchange Agreement governing the acquisition of Comtrafo that provides the selling stockholders may receive an additional sum of cash upon the achievement of certain specified EBITDA objectives during the three years following the Comtrafo Acquisition Date. See Note 14, “Contingent Consideration” for further discussion. The Company relied on a Monte Carlo method to determine the fair value of the contingent consideration on the closing of the acquisition of Comtrafo and continues to revalue the fair value of the contingent consideration using the same method at each subsequent balance sheet date until the contingencies are resolved and the cash to be paid is determined, with the change in fair value recorded in the current period operating income (loss). For the period ended June 30, 2026, the change in fair value was a decrease of $8.1 million. Contingent consideration is classified within the Level 3 valuation hierarchy.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  June 30, 2026 and  March 31, 2026 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026:
Assets:
Cash equivalents	$96,924	$96,924	$—	$—
Short-term cash instruments	$1,585	$—	$1,585	$—
Current liabilities:
Contingent consideration	$3,959	$—	$—	$3,959
Long-term liabilities:
Contingent consideration	$27,930	$—	$—	$27,930

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Assets:
Cash equivalents	$101,525	$101,525	$—	$—
Short-term cash instruments	$1,278	$—	$1,278	$—
Current liabilities:
Contingent consideration	$12,808	$—	$—	$12,808
Long-term liabilities:
Contingent consideration	$26,721	$—	$—	$26,721

The table below reflects the activity for the Company's contingent consideration derivative liability measured at fair value on a recurring basis (in thousands):

Comtrafo Acquisition Contingent Consideration
Balance at March 31, 2025	$—
Issuance of contingent consideration	34,815
Change in fair value	4,171
FX Impact	543
Balance at March 31, 2026	$39,529
Change in fair value	(8,115)
FX Impact	475
Balance at June 30, 2026	$31,889

8. Accounts Receivable

Accounts receivable at  June 30, 2026 and  March 31, 2026 consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Accounts receivable (billed)	$71,176	$54,506
Accounts receivable (unbilled)	9,560	14,875
Accounts receivable	$80,736	$69,381

9. Inventory

Inventory, net of reserves, at  June 30, 2026 and  March 31, 2026 consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Raw materials	$54,835	$54,247
Work-in-process	20,503	26,873
Finished goods	16,655	15,049
Deferred program costs	6,025	7,579
Net inventory	$98,017	$103,748

The Company recorded inventory write-downs of $1.1 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively. These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  June 30, 2026 and  March 31, 2026 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  June 30, 2026 and  March 31, 2026 are as follows (in thousands):

	June 30, 2026	March 31, 2026
Land	$41,595	$37,770
Construction in progress – equipment	2,435	1,482
Buildings	34,894	30,989
Equipment and software	61,810	60,030
Furniture and fixtures	2,032	1,940
Leasehold improvements	8,286	8,276
Property, plant and equipment, gross	151,052	140,487
Less accumulated depreciation	(52,297)	(50,712)
Property, plant and equipment, net	$98,755	$89,775

Depreciation expense was $1.7 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively.

11. Equity-Method Investments

Investment in NWL Pacific Inc. Co., LTD

The Company has a 50% ownership in NWL Pacific Inc. Co., LTD ("NWL Pacific"). The investment represents the Company's interest in NWL Pacific. The investment is a joint venture in South Korea established on May 12, 1998.

The Company treats the equity investment in the condensed consolidated financial statements under the equity method. Equity method investments are equity securities in entities the Company does not control but over which it has the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss, less distributions received. As of  June 30, 2026 the Company did not have material accounts receivable nor accounts payable balances with NWL Pacific. The Company's investment in NWL Pacific was $1.4 million and $1.3 million as of  June 30, 2026 and March 31, 2026, respectively.

The table below presents the summarized financial information for periods presented post-acquisition, as provided to the Company by the investee, for the unconsolidated company (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,
	2026	2025
Net revenue	$1,140	$2,599
Gross profit	488	1,160
Income from operation	91	657
Net income	$84	$745

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  June 30, 2026 and  March 31, 2026 consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Accounts payable	$18,197	$13,015
Accrued inventories in-transit	1,796	1,104
Accrued other miscellaneous expenses	7,189	5,769
Advanced deposits	4,423	3,491
Accrued compensation	10,002	15,518
Income taxes payable	1,606	641
Accrued product warranty	4,801	4,684
Accrued commissions	2,685	2,323
Total	$50,698	$46,545

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Balance at beginning of period	$4,684	$3,033
Provisions for warranties during the period	593	549
Settlements during the period	(476)	(342)
Balance at end of period	$4,801	$3,240

13. Income Taxes

The Company recorded income tax expense of $1.3 million in the three months ended June 30, 2026, and income tax expense of $0.2 million in the three months ended June 30, 2025.

The Company's effective tax rate was 11.7% and 2.9% for the three months ended June 30, 2026 and 2025, respectively. For three months ended June 30, 2026 the effective tax rate was lower than the statutory rate primarily as a result of excess tax benefits for the vesting of share-based compensation awards during the period. For the three months ended June 30, 2025 the effective tax rate was lower than the U.S. Statutory rate primarily due to the valuation allowance against U.S. deferred tax assets, a majority of which was subsequently released in fiscal 2025.

On a quarterly basis, the Company reassesses the valuation allowance on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. A tax valuation allowance is established, as needed, to reduce deferred tax assets to the amount expected to be realized. In the period in which it becomes more likely than not that some or all of the deferred tax assets will be realized, the valuation allowance will be adjusted. As of June 30, 2026, the Company maintains a valuation allowance against certain deferred tax assets in the U.S. and Poland.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company re-evaluates these uncertain tax positions on a quarterly basis. The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company did not identify any uncertain tax positions in the three months ended  June 30, 2026 and did not have any gross unrecognized tax benefits as of June 30, 2026.

14. Contingent Consideration

Comtrafo Contingent Consideration

On December 5, 2025, the Company entered into the Stock Exchange Agreement with the selling stockholders named therein. Pursuant to the terms of the Stock Exchange Agreement, the Company has agreed to pay the selling stockholders of the Comtrafo Acquisition an additional amount in cash upon the achievement of specified EBITDA objectives during the three years following the Comtrafo Acquisition Date. The Company evaluated the Comtrafo Acquisition earnout payment set forth in the Comtrafo Stock Exchange Agreement (See Note 2, "Acquisition" for further details), which will require settlement in cash, and determined the contingent consideration qualified for liability classification. As a result, for each period, the fair value of the contingent consideration will be remeasured, and the resulting gain or loss will be recognized until the cash amount is fixed.

Following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of contingent consideration related to the Comtrafo Acquisition:

June 30,
Fiscal Year 2026	2026
EBITDA Risk Premium (continuous)	1.40%
EBITDA Volatility	27.5%
Credit Spread (semiannual)	1.4%
EBITDA discount rate	15.4%
Payment delay (days)	89
Fair value (millions)	$31.9

	March 31,	December 31,	December 05,
Fiscal Year 2025	2026	2025	2025
EBITDA Risk Premium (continuous)	1.40%	2.10%	2.10%
EBITDA Volatility	25.0%	25.0%	25.0%
Credit Spread (semiannual)	1.9%	1.9%	1.9%
EBITDA discount rate	14.7%	15.0%	15.0%
Payment delay (days)	89	89	89
Fair value (millions)	$39.5	$34.8	$34.8

The Company performed an analysis on the change in fair value through  June 30, 2026 and recorded a gain from the change in fair value of the contingent consideration for the three months ended June 30, 2026 of $8.1 million. The Company did not record any activity related to contingent consideration in the three months ended June 30, 2025.

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

Supplemental balance sheet information related to leases at  June 30, 2026, and  March 31, 2026 are as follows (in thousands):

	June 30, 2026	March 31, 2026
Leases:
Right-of-use assets – Operating	3,750	3,897
Total right-of-use assets	3,750	$3,897

Lease liabilities – ST Operating	1,327	1,238
Lease liabilities – LT Operating	2,570	2,762
Total lease liabilities	$3,897	$4,000

Weighted-average remaining lease term	4.10	4.26
Weighted-average discount rate	14.06%	14.13%

The costs related to the Company's operating leases for the three months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Operating Leases:
Operating lease costs – fixed	$448	$416
Operating lease costs – variable	130	45
Short-term lease costs	44	41
Total lease costs	$622	$502

The Company’s estimated minimum future lease obligations under the Company's leases are as follows (in thousands):

Leases
Year ending March 31,
2027 (remaining)	$1,336
2028	1,484
2029	724
2030	423
2031	322
Thereafter	943
Total minimum lease payments	5,233
Less: interest	(1,336)
Present value of lease liabilities	$3,897

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

As of June 30, 2026, the Company had $5.6 million of restricted cash included in long-term assets and $3.8 million of restricted cash included in current assets. As of March 31, 2026, the Company had $3.3 million of restricted cash included in long-term assets and $3.5 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects or collateral deposits. These deposits are held in interest bearing accounts.

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

The following tables (i) summarize total sales by segment and (ii) reconcile each segment's sales to their respective segment operating income, including segment operating expenses, for each of the three months ended June 30, 2026, and 2025 (in thousands):

	Three Months Ended June 30, 2026
	Grid	Wind	Unallocated	Total
Segment operating income:
Revenues	$76,323	$17,750	$—	$94,073

Less (a)
Segment other operating expenses (b)	78,489	13,867	(8,115)	84,241
Segment operating income (loss)	$(2,166)	$3,883	$8,115	$9,832

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(b) Segment other operating expense includes cost of sales, research and development expense, selling general, and administrative expense, and amortization of acquisition related intangibles.

	Three Months Ended June 30, 2025
	Grid	Wind	Unallocated	Total
Segment operating income:
Revenues	$60,087	$12,271	$—	$72,358

Less (a)
Segment other operating expenses (b)	55,932	10,782	—	66,714
Segment operating income	$4,155	$1,489	$—	$5,644

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(b) Segment other operating expense includes cost of sales, research and development expense, selling general, and administrative expense, amortization of acquisition related intangibles, and gain/loss on contingent consideration.

Unallocated corporate expenses included a net gain on contingent consideration of $8.1 million in the three months ended June 30, 2026.

The reconciliation of segment operating income to consolidated income before income taxes for the three months ended June 30, 2026, and 2025 is as follows (in thousands):

	Three Months Ended June 30,
	2026	2025

Operating income:	$9,832	$5,644
Interest income, net	1,537	932
Other (expense)/income, net	(617)	347
Income before income tax expense	$10,752	$6,923

Depreciation and amortization expense by segment for the three months ended June 30, 2026, and 2025 is as follows (in thousands):

	Three Months Ended June 30,
	2026	2025

Grid	$2,604	$1,202
Wind	43	27
Total	$2,647	$1,229

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

Total assets for the two business segments as of  June 30, 2026 and  March 31, 2026, are as follows (in thousands):

	June 30, 2026	March 31, 2026
Grid	$590,555	$574,195
Wind	18,416	17,572
Corporate assets	153,246	147,714
Total	$762,217	$739,481

18. Recent Accounting Pronouncements

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software. The amendments in ASU 2025-06 remove all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Following the release of  ASU 2024-05 in September 2025, the effective date will be annual reporting periods beginning after December 15, 2027. The company is evaluating the impact on its consolidated financial statements.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our addressable markets, our competitive position, macroeconomic conditions and their anticipated effect on our business, the benefits of our acquisitions, financial results and financial condition, expectations for our products, capabilities and potential uses of our products, steps taken to enhance liquidity, or our prospective results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to:  If we fail to implement our business strategy successfully, our financial performance could be harmed; We may not realize all of the sales expected from our backlog of orders and contracts; We rely upon third-party suppliers for the components and subassemblies of many of our Grid and Wind products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; Our business and operations may be materially adversely impacted in the event of a failure or security breach of our or any critical third parties'  IT Systems or Confidential Information; Our contracts with the U.S. and Canadian governments are subject to audit, modification or termination by such governments and include certain other provisions in favor of the governments. The continued funding of such contracts may remain subject to annual legislative appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit; Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity and overall business; Our performance on contracts with the U.S. Department of Defense may result in restrictions to our ability to repurchase our common stock or U.S. government denial of Foreign Military Sales or ceasing of assistance for international Direct Commercial Sales; Failure to comply with evolving data privacy and data protection laws, regulations, and other obligations, or to otherwise protect personal data, may adversely impact our business and financial results; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; A significant portion of our Wind segment revenues are derived from a single customer. If this customer' s business is negatively affected, it could adversely impact our business; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; Problems with product quality or product performance may cause us to incur warranty expenses or product liability charges and may damage our market reputation and prevent us from achieving increased sales and market share; Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success marketing and selling our superconductor products and system-level solutions, including our REG system, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow; We or third parties on whom we depend may be adversely affected by natural disasters, including events resulting from climate change, and our business continuity and disaster recovery plans may not adequately protect us or our value chain from such events; Uncertainty surrounding our prospects and financial condition may have an adverse effect on our customer and supplier relationships; Pandemics, epidemics, or other public health crises may adversely impact our business, financial condition and results of operations; Changes in valuation allowance of deferred tax assets may affect our future operating results; If we fail to maintain proper and effective internal control over financial reporting on business acquisitions, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We have not been historically profitable, and there can be no assurance that we will sustain our recent profitability; we have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; Changes in exchange rates could adversely affect our results of operations; We may be required to issue performance bonds, which restricts our ability to access any cash used as collateral for the bonds; Adverse changes in domestic and global economic conditions could adversely affect our operating results; The ongoing conflicts between the United States, Israel, and Iran has disrupted global energy markets and supply chains and could adversely affect our business, financial condition, and results of operations; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Our products face competition, which could limit our ability to acquire or retain customers; We have operations in, and depend on sales in, emerging markets, including Latin America and India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in Brazil' s or India' s political, social, regulatory and economic environment may affect our financial performance; Industry consolidation could result in more powerful competitors and fewer customers; Evolving and varied expectations on environmental sustainability and social initiatives could adversely impact our business and financial results; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Lower prices for other energy sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business; Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful or long-term protection for our technology, which could result in us losing some or all of our market position; Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; Our common stock has experienced, and may continue to experience, market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management' s attention; Unfavorable results of legal proceedings could have a material adverse effect on our business, operating results and financial condition;  and the other important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2026, and our other reports filed with the SEC. These important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management's estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Our fiscal year begins on April 1 and ends on March 31. When we refer to a particular fiscal year, we are referring to the fiscal year that began on April 1 of that same year. For example, fiscal 2026 refers to the fiscal year that began on April 1, 2026. Other fiscal years follow similarly.

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

Results of Operations

Three months ended June 30, 2026, compared to the three months ended June 30, 2025

Revenues

Total revenues increased 30% to $94.1 million for the three months ended June 30, 2026 compared to $72.4 million for the three months ended June 30, 2025. Our revenues are summarized as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Revenues:
Grid	$76,323	$60,087
Wind	17,750	12,271
Total	$94,073	$72,358

Our Grid business segment accounted for 81% of total revenues for the three months ended June 30, 2026 compared to 83% for the three months ended June 30, 2025. Our Grid business segment revenues increased 27% to $76.3 million in the three months ended June 30, 2026, from $60.1 million in the three months ended June 30, 2025. The increase in the Grid business segment revenues in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was driven by the addition of Comtrafo revenues.

Our Wind business segment accounted for 19% of total revenues for the three months ended June 30, 2026, compared to 17% for the three months ended June 30, 2025. Revenues in the Wind business segment increased 45% to $17.8 million in the three months ended June 30, 2026, from $12.3 million in the three months ended June 30, 2025. The increase during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was driven by additional shipments of electrical control systems ("ECS").

Cost of Revenues and Gross Margin

Cost of revenues increased by 45% to $69.3 million for the three months ended June 30, 2026, compared to $47.9 million for the three months ended June 30, 2025. Gross margin was 26% for the three months ended June 30, 2026, compared to 34% for the three months ended June 30, 2025. Cost of revenues includes total amortization expense of $0.5 million in the three months ended June 30, 2026 as a result of Comtrafo acquired backlog intangible assets. In addition, $0.7 million related to a fair value adjustment for the step-up basis assigned to acquired inventory to properly reflect the fair value in purchase accounting was charged to cost of revenues in the three months ended June 30, 2026. The decrease in gross margin in the three months ended June 30, 2026 was due to a less favorable product mix and the impact of Comtrafo purchase accounting items.

Operating Expenses

Research and development

Research and development ("R&D") expenses decreased 9% in the three months ended June 30, 2026, to $3.9 million from $4.3 million in the three months ended June 30, 2025. The decrease in the three months ended June 30, 2026 was driven primarily by lower stock-based compensation expense and lower outside services expense.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses increased 31% in the three months ended June 30, 2026, to $18.6 million from $14.2 million in the three months ended June 30, 2025. The increase in SG&A expense in the three months ended June 30, 2026 was driven primarily by the addition of Comtrafo expenses, higher overall compensation expense, and additional stock-based compensation expense.

Amortization of acquisition-related intangibles

We recorded amortization expense related to our core technology and know-how and customer relationships of $0.5 million in the three months ended June 30, 2026, and $0.3 million in the three months ended June 30, 2025. The increase in amortization expense in the three months ended June 30, 2026, was a result of additional amortization related to the Comtrafo acquisition, as well as ongoing activity from NEPSI and Neeltran which are using the economic consumption method as the basis to amortize the acquired customer relationships intangible assets.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the acquisition of Comtrafo resulted in a gain of $8.1 million from a decrease in fair value of the contingent consideration driven by changes in the forecast in the three months ended June 30, 2026. There was no activity in the three months ended June 30, 2025 related to the change in fair value of contingent consideration.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Operating income:
Grid	$(2,166)	$4,155
Wind	3,883	1,489
Unallocated corporate expenses	8,115	—
Total	$9,832	$5,644

Our Grid business segment generated operating loss of $2.2 million in the three months ended June 30, 2026, compared to an operating income of $4.2 million in the three months ended June 30, 2025. The decrease in the Grid business segment operating income in the three months ended June 30, 2026 was due to lower gross margins and Comtrafo purchase accounting expense.

Our Wind business segment generated operating income of $3.9 million in the three months ended June 30, 2026, compared to operating income of $1.5 million in the three months ended June 30, 2025. The increase in the Wind business segment operating income in the three months ended June 30, 2026 was due to higher revenues and gross margins from increased sales of ECS units.

Interest income, net

Interest income, net, was $1.5 million in the three months ended June 30, 2026, compared to $0.9 million in the three months ended June 30, 2025. The increase in interest income, net, in the three months ended June 30, 2026 was due to higher cash balances in the current year.

Other income (expense), net

Other expense, net, was $0.6 million in the three months ended June 30, 2026, compared to other income, net of $0.3 million in the three months ended June 30, 2025. The decrease in other income, net, during the three months ended June 30, 2026, was driven by unfavorable fluctuations in foreign currencies.

 Income Taxes

Income tax expense was $1.3 million in the three months ended June 30, 2026, compared to income tax expense of $0.2 million in the three months ended June 30, 2025. The increase in our income tax expense was primarily due to taxes in foreign jurisdictions.

Net income

Net income was $9.5 million in the three months ended June 30, 2026, compared to $6.7 million in the three months ended June 30, 2025. The increase in net income for the three months ended June 30, 2026 was driven primarily by the change in fair value of contingent consideration.

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

We define non-GAAP net income as net income before stock-based compensation, amortization of acquisition-related intangibles, change in fair value of contingent consideration, and other non-cash or unusual charges. We believe non-GAAP net income assists management and investors in comparing our performance across reporting periods on a consistent basis by excluding these non-cash charges and other items that we do not believe are indicative of our core operating performance. In addition, we use non-GAAP net income as a factor to evaluate the effectiveness of our business strategies. A reconciliation of GAAP to non-GAAP net income is set forth in the table below (in thousands, except per share data):

	Three Months Ended June 30,
	2026	2025
Net income	$9,490	$6,724
Stock-based compensation	5,264	4,526
Amortization of acquisition-related intangibles	976	337
Change in fair value of contingent consideration	(8,115)	—
Non-GAAP net income	$7,615	$11,587

Non-GAAP net income per share - basic	$0.17	$0.30
Non-GAAP net income per share - diluted	$0.16	$0.29
Weighted average shares outstanding - basic	45,995	38,875
Weighted average shares outstanding - diluted	47,124	39,742

We generated non-GAAP net income of $7.6 million, or $0.17 per share, for the three months ended June 30, 2026, compared to a non-GAAP net income of $11.6 million, or $0.30 per share, for the three months ended June 30, 2025. For the three months ended June 30, 2026, the decrease in non-GAAP net income was a result of lower gross margins.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash and cash equivalents on hand, along with access to capital markets, including through our currently effective Registration Statements on Form S-3. We believe that these sources of liquidity are sufficient to meet both our short-term and reasonably foreseeable long-term requirements and obligations. As of June 30, 2026, we had cash, cash equivalents and restricted cash of $153.1 million, compared to $147.6 million as of March 31, 2026, an increase of $5.5 million. As of June 30, 2026, we had $22.8 million in cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	June 30, 2026	March 31, 2026
Cash and cash equivalents	$143,707	$140,693
Restricted cash	9,406	6,860
Total cash, cash equivalents, and restricted cash	$153,113	$147,553

For the three months ended June 30, 2026, net cash provided by operating activities was $16.0 million, compared to $4.1 million for the three months ended June 30, 2025. The increase in cash flows provided by operating activities in the three months ended June 30, 2026 was due primarily to changes in deferred revenue, inventory, prepaid expenses and other current assets, and changes in fair value consideration.

For the three months ended June 30, 2026, net cash used in investing activities was $10.5 million, compared to $0.7 million for the three months ended June 30, 2025. The increase in net cash used in investing activities was primarily due to cash paid for the purchase of property, plant and equipment in the current year.

For the three months ended June 30, 2026, there was no cash provided by or used in financing activities. For the three months ended June 30, 2025, net cash provided by financing activities was $124.6 million. The decrease in net cash provided by financing activities was due primarily to the equity raise in June 2025.

As of June 30, 2026, we had $5.6 million of restricted cash included in long-term assets and $3.8 million of restricted cash included in current assets. At March 31, 2026, we had $3.3 million of restricted cash included in long-term assets and $3.5 million of restricted cash in current assets. These amounts included in restricted cash primarily represent collateral deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of June 30, 2026, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 3, "Revenue Recognition," Note 14, "Contingent Consideration," Note 15, "Leases" and Note 16, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Other than the contingent consideration owed to the former Comtrafo stockholders there have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software. The amendments in ASU 2025-06 remove all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Following the release of ASU 2024-05 in September 2025, the effective date will be annual reporting periods beginning after December 15, 2027. We are evaluating the impact on our consolidated financial statements.

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

Foreign currency gains (losses) are included in net income and were a loss of $0.7 million for the three months ended June 30, 2026 and a gain of $0.1 million for the three months ended June 30, 2025.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In making this evaluation, our management considered the material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended March 31, 2026 filed on May 27, 2026, described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026, due to the material weakness in our internal control over financial reporting that management is in the process of remediating.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of fiscal 2025, in connection with the preparation of our financial statements for our Annual Report on Form 10-K for the year ended March 31, 2026, management identified the following material weakness: We did not maintain effective internal controls over the preparation and review of the initial purchase accounting and the continuing fair value accounting associated with the Comtrafo Acquisition to ensure the accurate and timely reporting of our financial results related to this acquisition. Specifically, errors went undetected in amounts initially recorded to the opening balance sheet due to controls not operating at the appropriate level of precision during management's review process which could have led to a reasonable possibility of material misstatement to account balances or disclosures.

During the first quarter of fiscal 2026, our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness, which we currently believe will be primarily through the development and implementation of new levels of precision of management review controls around business acquisitions. In the three months ended June 30, 2026, management has performed additional levels of review around areas of significant judgement and material balances.

Notwithstanding the material weakness, we believe that our financial statements contained in this Quarterly Report on Form 10-Q fairly present our financial position, results of operations and cash flows for the periods covered by this Quarterly Report on Form 10-Q in all material respects.

Changes in Internal Control over Financial Reporting

Other than the foregoing, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the SEC on May 27, 2026.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended June 30, 2026 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2026 - April 30, 2026	—	—	—
May 1, 2026 - May 31, 2026	—	—	—
June 1, 2026 - June 30, 2026	—	—	—
Total	—	—	—

(a) During the three months ended June 30, 2026, we did not purchase shares in connection with our stock-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.1	Fiscal 2026 Executive Incentive Plan	8-K	000-19672	10.1	6/2/26

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Attached as Exhibits 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and March 31, 2026 (ii) Statements of Operations for the three months ended June 30, 2026, and 2025 (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2026, and 2025 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2026, and 2025 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

		By:	/s/ John W. Kosiba, Jr.
Date:	August 5, 2026		John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)