Form 10-Q
period 2026-09-30
AMERICAN SUPERCONDUCTOR CORP /DE/
filed 2026-11-04
CIK 880807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding as of October 30, 2026
Common Stock, par value $0.01 per share	48,455,057

AMERICAN SUPERCONDUCTOR CORPORATION

AMERICAN SUPERCONDUCTOR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$169,916	$140,693
Accounts receivable, net	66,354	69,381
Inventory, net	98,184	103,748
Prepaid expenses and other current assets	12,254	14,367
Restricted cash	7,293	3,548
Total current assets	354,001	331,737

Property, plant and equipment, net	100,869	89,775
Intangibles, net	11,700	13,548
Right-of-use assets	7,056	3,897
Goodwill	176,341	175,376
Restricted cash	4,694	3,312
Deferred tax assets, long-term portion	117,286	119,474
Equity-method investments	1,429	1,333
Other assets	1,284	1,029
Total assets	$774,660	$739,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$44,575	$46,545
Lease liability, current portion	1,387	1,238
Contingent consideration, current portion	6,189	12,808
Deferred revenue, current portion	96,314	77,936
Total current liabilities	148,465	138,527

Deferred revenue, long-term portion	13,280	15,395
Lease liability, long-term portion	5,837	2,762
Contingent consideration, long-term portion	24,296	26,721
Other liabilities	648	629
Total liabilities	192,526	184,034

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock, $0.01 par value, 75,000,000 shares authorized; 48,868,908 and 48,035,691 shares issued and 48,465,557 and 47,632,340 shares outstanding at September 30, 2026 and March 31, 2026, respectively	489	480
Additional paid-in capital	1,494,490	1,481,476
Treasury stock, at cost, 403,351 at September 30, 2026 and March 31, 2026	(3,765)	(3,765)
Accumulated other comprehensive income	5,247	4,072
Accumulated deficit	(914,327)	(926,816)
Total stockholders' equity	582,134	555,447
Total liabilities and stockholders' equity	$774,660	$739,481

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$94,038	$65,862	$188,111	$138,220

Cost of revenues	67,508	45,423	136,855	93,292

Gross margin	26,530	20,439	51,256	44,928

Operating expenses:
Research and development	3,771	3,729	7,695	8,033
Selling, general and administrative	18,268	13,408	36,886	27,611
Amortization of acquisition-related intangibles	463	337	930	674
Change in fair value of contingent consideration	(1,332)	—	(9,447)	—
Total operating expenses	21,170	17,474	36,065	36,318

Operating income	5,360	2,965	15,191	8,610

Interest income, net	1,430	2,269	2,967	3,201
Other expense, net	(396)	(367)	(1,012)	(21)
Income before income tax expense	6,394	4,867	17,146	11,790

Income tax expense	3,395	117	4,657	316

Net income	$2,999	$4,750	$12,489	$11,474

Net income per share of common stock
Basic	$0.06	$0.11	$0.27	$0.28
Diluted	$0.06	$0.11	$0.27	$0.27

Weighted average number of shares of common stock outstanding
Basic	46,522	43,242	46,260	41,070
Diluted	47,033	44,210	47,058	41,988

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$2,999	$4,750	$12,489	$11,474
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(526)	(2)	1,174	(189)
Total other comprehensive gain (loss), net of tax	(526)	(2)	1,174	(189)
Comprehensive income	$2,473	$4,748	$13,663	$11,285

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE Three and Six Months Ended September 30, 2026 AND 2025

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2026	48,036	$480	$1,481,476	$(3,765)	$4,072	$(926,816)	$555,447
Issuance of common stock – restricted shares, net of forfeited shares	803	9	(9)	—	—	—	—
Stock-based compensation expense	—	—	5,264	—	—	—	5,264
Issuance of common stock for 401(k) match	12	—	572	—	—	—	572
Cumulative translation adjustment	—	—	—	—	1,701	—	1,701
Net income	—	—	—	—	—	9,490	9,490
Balance at June 30, 2026	48,851	$489	$1,487,303	$(3,765)	$5,773	$(917,326)	$572,474
Issuance of common stock – restricted shares, net of forfeited shares	(6)	-	-	-	-	-	-
Issuance of common stock – ESPP	7	-	161	-	-	-	161
Stock-based compensation expense	-	-	6,517	-	-	-	6,517
Issuance of common stock for 401(k) match	17	-	509	-	-	-	509
Cumulative translation adjustment	-	-	-	-	(526)	-	(526)
Net income	-	-	-	-	-	2,999	2,999
Balance at September 30, 2026	48,869	$489	$1,494,490	$(3,765)	$5,247	$(914,327)	$582,134

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2025	39,888	$399	$1,259,540	$(3,765)	$1,565	$(1,060,625)	$197,114
Issuance of common stock – restricted shares, net of forfeited shares	918	9	(9)	—	—	—	—
Stock-based compensation expense	—	—	4,526	—	—	—	4,526
Issuance of common stock for 401(k) match	14	1	361	—	—	—	362
Issuance of common stock - equity offering, net of offering expenses	4,744	47	124,530	—	—	—	124,577
Cumulative translation adjustment	—	—	—	—	(187)	—	(187)
Net income	—	—	—	—	—	6,724	6,724
Balance at June 30, 2025	45,564	$456	$1,388,948	$(3,765)	$1,378	$(1,053,901)	$333,116
Exercise of stock options	10	—	66	—	—	—	66
Issuance of common stock – restricted shares, net of forfeited shares	7	—	—	—	—	—	—
Issuance of common stock – ESPP	3	—	176	—	—	—	176
Stock-based compensation expense	—	—	3,766	—	—	—	3,766
Issuance of common stock for 401(k) match	6	—	310	—	—	—	310
Cumulative translation adjustment	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	4,750	4,750
Balance at September 30, 2025	45,590	$456	$1,393,266	$(3,765)	$1,376	$(1,049,151)	$342,182

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN SUPERCONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$12,489	$11,474
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,230	2,525
Stock-based compensation expense	11,781	8,292
Provision for excess and obsolete inventory	2,302	1,790
Amortization of operating lease right-of-use assets	527	601
Deferred income taxes	2,205	15
Earnings from equity method investments	(96)	(398)
Change in fair value of contingent consideration	(9,447)	—
Other non-cash items	3	138
Changes in operating asset and liability accounts:
Accounts receivable	3,244	6,305
Inventory	3,470	(5,982)
Prepaid expenses and other assets	1,961	(3,503)
Operating leases	(462)	(281)
Accounts payable and accrued expenses	(874)	2,911
Deferred revenue	16,387	(13,275)
Net cash provided by operating activities	48,720	10,612

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,365)	(2,206)
Change in other assets	(120)	83
Net cash used in investing activities	(14,485)	(2,123)

Cash flows from financing activities:
Proceeds from exercise of employee stock options and ESPP	162	242
Proceeds from public equity offering, net of offering expenses	—	124,577
Net cash provided by financing activities	162	124,819

Effect of exchange rate changes on cash	(48)	67

Net increase in cash, cash equivalents and restricted cash	34,349	133,375
Cash, cash equivalents and restricted cash at beginning of period	147,554	85,381
Cash, cash equivalents and restricted cash at end of period	$181,903	$218,756

Supplemental schedule of cash flow information:
Cash paid for income taxes, net of refunds	$848	$381
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new lease obligations	$3,689	$557
Issuance of common stock to settle 401k match liabilities	$1,081	$672

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

These unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”) and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling interest are accounted for under the equity method of accounting. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to those instructions. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods ended  September 30, 2026 and 2025 and the financial position at September 30, 2026; however, these results are not necessarily indicative of results which may be expected for the full year. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended  March 31, 2026, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended  March 31, 2026 filed with the SEC on May 27, 2026.

2. Acquisition

Acquisition of Comtrafo

On December 5, 2025 (the "Comtrafo Acquisition Date"), the Company entered into a Stock Exchange Agreement (the “Stock Exchange Agreement”) with the selling stockholders named therein. Pursuant to the terms of the Stock Exchange Agreement and concurrently with entering into such agreement, the Company acquired all of the issued and outstanding shares of capital stock of Comtrafo Indústria de Transformadores Elétricos S.A. ("Comtrafo") (the "Comtrafo Acquisition"). Additionally, the Company has agreed to pay the selling stockholders of Comtrafo an additional amount up to 382.5 million Brazilian Real of cash upon the achievement of specified earnings before interest, taxes, depreciation, and amortization ("EBITDA") objectives during the three years following the Comtrafo Acquisition Date as set forth in the Stock Exchange Agreement. This contingent consideration is recorded as a liability based on a Monte Carlo simulation to determine fair value at the time of issuance and on a recurring basis at each reporting period. Comtrafo is a Brazil-based manufacturer of large power and distribution transformers primarily for utility customers and also for industrial customers.

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

Inventory includes a $1.5 million adjustment to step-up the inventory balance to fair value consistent with the purchase price allocation. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling cost and a normal profit margin on those manufacturing and selling efforts. The inventory step-up adjustment increased cost of revenue $0.8 million in the fiscal year ended March 31, 2026, as the inventory was sold. The inventory step-up adjustment increased cost of revenue $0.7 million in the six months ended September 30, 2026.

As part of the Comtrafo Acquisition, the Company identified three debt agreements that Comtrafo had entered into prior to the Comtrafo Acquisition Date. The debt agreements totaling $8.8 million were subsequently paid off by the Company during the fiscal year ended March 31, 2026.

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

Unaudited Pro Forma Operating Results

The unaudited pro forma condensed consolidated statement of operations for the three and six months ended September 30, 2025 presented as if the Comtrafo Acquisition had occurred on April 1, 2025, is as follows:

	Three Months Ended September 30,	Six Months Ended September 30,
	2025	2025
Net Revenue	$79,153	$162,281
Operating income	4,235	12,836
Net income	$5,111	$13,465

Net income per common share
Basic	$0.11	$0.31
Diluted	$0.11	$0.30
Shares - basic	45,659	43,488
Shares - diluted	46,627	44,405

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

Comtrafo contributed $18.5 million of revenue and $2.6 million in net income for the Company for the three months ended September 30, 2026. Comtrafo contributed $38.0 million of revenue and $11.6 million in net income for the Company for the six months ended September 30, 2026. Amortization expense of $0.7 million and $1.3 million is included in the three and six months ended September 30, 2026, respectively, as a result of the acquired intangible assets from the Comtrafo Acquisition.

3. Revenue Recognition

The Company’s revenues in its Grid segment are derived primarily through enabling the transmission and distribution of power, providing planning services that allow it to identify power grid needs and risks, and developing ship protection systems for the U.S. Navy. The Company’s revenues in its Wind segment are derived primarily through supplying advanced power electronics and control systems, licensing its highly engineered wind turbine designs, and providing extensive customer support services to wind turbine manufacturers. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification (“ASC”) 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer. For the three and six months ended September 30, 2026, 86% and 89%, respectively, of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time. For both the three and six months ended September 30, 2025, 90% of revenue was recognized at the point in time when control transferred to the customer, with the remainder being recognized over time.

In the Company's product sales, each contract with a customer summarizes each product sold to a customer, which typically represents distinct performance obligations. A contract's transaction price is allocated to each distinct performance obligation using the respective standalone selling price which is determined primarily using the cost plus expected margin approach and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s product sales transfer control to the customer in line with the contracted delivery terms and revenue is recorded at the point in time when title and risk transfer to the customer, which is primarily upon delivery, as the Company has determined that this is the point in time that control transfers to the customer. For both the three and six months ended September 30, 2026, 93% of revenue was recognized related to the sales of product, with the remainder being recognized based on the performance of service. For both the three and six months ended September 30, 2025, 93% of revenue was recognized related to the sales of product, with the remainder being recognized based on the performance of service.

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

Infrequently, the Company receives requests from customers to hold product being purchased from it for a valid business purpose. The Company recognizes revenues for such arrangements provided the transactions meets, at a minimum, the following criteria: the reason for the bill-and-hold arrangement must be substantive; the product must be identified separately as belonging to the customer; the product must be then currently ready for physical transfer to the customer; the entity cannot have the ability to use the product or direct it to another customer. Revenue for the three and six months ended September 30, 2026 included $0.7 million from such held transactions. Revenue for the three and six months ended September 30, 2025 included $7.9 million from such held transactions.

The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized. The Company has elected to recognize incremental costs of obtaining a contract as expense when incurred except in contracts where the amortization period would exceed twelve months. As of  September 30, 2026 and March 31, 2026, the Company's capitalized incremental contract costs were not material. The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component if the period of financing is twelve months or less. The Company has elected to recognize revenue based on the as invoiced practical expedient if there is a right to consideration from a customer in an amount that corresponds directly with the value of the Company's performance.

The Company’s contracts with customers do not typically include extended payment terms and may include milestone billing over the life of the contract. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from delivery.

The following tables disaggregate the Company’s revenue by shipment destination (in thousands):

		Three Months Ended		Six Months Ended
	Reportable	September 30,		September 30,
	Segment	2026	2025	2026	2025
Region:
North America	Grid	51,359	47,206	94,521	84,978
South America	Grid	17,406	194	39,386	442
Asia Pacific	Grid	5,285	4,026	9,483	22,330
EMEA	Grid	2,617	2,916	9,601	6,679
Total	Grid	$76,667	$54,342	$152,990	$114,429

Region:
North America	Wind	—	16	—	16
Asia Pacific	Wind	17,371	11,425	35,110	23,696
EMEA	Wind	—	79	10	79
Total		$17,371	$11,520	$35,120	$23,791

As of September 30, 2026 and 2025, the Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company's accounts receivable balance is made up entirely of customer contract related balances. Changes in the Company’s contract assets, which are included in “Unbilled accounts receivable” and “Deferred program costs” (see Note 8, “Accounts Receivable” and Note 9, “Inventory” for a reconciliation to the condensed consolidated balance sheets) and “Contract liabilities”, which are included in the current portion and long-term portion of “Deferred revenue” in the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2026	$14,875	$7,579	$93,331
Increases for costs incurred to fulfill performance obligations	—	8,790	—
Increase (decrease) due to customer billings	(19,276)	—	111,586
Decrease due to cost recognition on completed performance obligations	—	(11,980)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	16,476	—	(95,326)
Other changes and FX impact	(66)	(12)	4
Ending balance as of September 30, 2026	$12,009	$4,377	$109,594

	Unbilled Accounts Receivable	Deferred Program Costs	Contract Liabilities
Beginning balance as of March 31, 2025	$6,376	$5,756	$76,133
Increases for costs incurred to fulfill performance obligations	—	15,934	—
Increase (decrease) due to customer billings	(10,269)	—	47,765
Decrease due to cost recognition on completed performance obligations	—	(16,718)	—
Increase (decrease) due to recognition of revenue based on transfer of control of performance obligations	12,207	—	(61,496)
Other changes and FX impact	13	46	988
Ending balance as of September 30, 2025	$8,327	$5,018	$63,390

The Company’s remaining performance obligations represent the unrecognized revenue value of the Company’s contractual commitments. The Company’s performance obligations may vary significantly each reporting period based on the timing of major new contractual commitments. As of September 30, 2026, the Company had outstanding performance obligations on existing contracts under ASC 606 to be recognized in the next twelve months of approximately $319.5 million. There are also approximately $103.6 million of outstanding performance obligations to be recognized over a period of thirteen to sixty months. The remaining performance obligations are subject to customer actions and therefore the timing of revenue recognition cannot be reasonably estimated.

The following table sets forth customers who represented 10% or more of the Company’s total revenues for the three and six months ended September 30, 2026 and 2025:

		Three Months Ended		Six Months Ended
	Reportable	September 30,		September 30,
	Segment	2026	2025	2026	2025
Inox Wind Limited	Wind	18%	16%	18%	16%
Anovion LLC	Grid	—	12%	—	<10%
Fuji Bridex Pte Ltd	Grid	<10%	<10%	<10%	13%

4. Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value. The following table summarizes stock-based compensation expense by financial statement line item for the three and six months ended  September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$533	$266	$875	$605
Research and development	829	511	1,433	1,199
Selling, general and administrative	5,155	2,989	9,473	6,488
Total	6,517	3,766	11,781	8,292

The Company issued 10,500 and 815,900 shares of restricted stock during the three and six months ended September 30, 2026, respectively. The Company issued 1,607 and 19,852 shares of immediately vested common stock during the three and six months ended September 30, 2026, respectively. The Company issued 7,000 and 887,000 shares of restricted stock during the three and six months ended September 30, 2025, respectively. The Company issued no shares and 39,445 shares of immediately vested common stock during the three and six months ended September 30, 2025, respectively. These restricted stock awards generally vest over 2-3 years. Awards for restricted stock include both time-based and performance-based awards. For options and restricted stock awards that vest upon the passage of time, expense is being recorded over the vesting period. Performance-based awards are expensed over the requisite service period based on probability of achievement.

The Company granted no stock options in both the three and six months ended September 30, 2026. The Company granted no stock options and 2,112 stock options during the three and six months ended September 30, 2025, respectively. The stock options granted during the six months ended  September 30, 2025 will vest over 2 years. The estimated fair value of the Company’s stock-based awards, less expected annual forfeitures, is amortized over the awards’ service period. There were less than $0.1 million of unrecognized compensation costs for unvested stock options as of September 30, 2026. This expense will be recognized over a weighted average period of approximately 0.7 years. The total unrecognized compensation cost for unvested outstanding restricted stock was $48.2 million as of  September 30, 2026. This expense will be recognized over a weighted-average expense period of approximately 1.8 years.

The weighted average assumptions used in the Black Scholes valuation model for stock options granted during the six months ended  September 30, 2025 are as follows:

Six Months Ended September 30,
2025
Expected volatility	74.01%
Risk-free interest rate	4.19%
Expected life (years)	6.31
Dividend yield	None

5. Computation of Net Income per Share of Common Stock

Basic net income per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Where applicable, diluted EPS is computed by dividing the net income by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, calculated using the treasury stock method. Common equivalent shares include the effect of restricted stock, exercise of stock options and warrants and contingently issuable shares. Stock options and warrants that are out-of-the-money with exercise prices greater than the average market price of the underlying common shares and shares of performance-based restricted stock where the contingency was not met are excluded from the computation of diluted EPS as the effect of their inclusion would be anti-dilutive. For the three months ended September 30, 2026, 929,428 shares were not included in the calculation of diluted EPS. Of these 927,316 were shares of performance-based restricted stock where the contingency was not met and 2,112 shares related to outstanding stock options that were considered anti-dilutive. For the six months ended September 30, 2026, 680,922 shares were not included in the calculation of diluted EPS. Of these, 679,866 were shares of performance-based restricted stock where the contingency was not met and 1,056 shares relate to outstanding stock options that were considered anti-dilutive. For the three months ended September 30, 2025, 553,740 shares were not included in the calculation of diluted EPS. Of these 553,334 were shares of performance-based restricted stock where the contingency was not met and 406 shares related to outstanding stock options that were considered anti-dilutive. For the six months ended September 30, 2025, 514,535 shares were not included in the calculation of diluted EPS. Of these, 513,926 were shares of performance-based restricted stock where the contingency was not met and 609 shares related to outstanding stock options that were considered anti-dilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three and six months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$2,999	$4,750	$12,489	$11,474
Denominator:
Weighted-average shares of common stock outstanding	48,447	45,170	48,188	43,028
Weighted-average shares subject to repurchase	(1,925)	(1,928)	(1,928)	(1,958)
Shares used in per-share calculation ― basic	46,522	43,242	46,260	41,070
Shares used in per-share calculation ― diluted	47,033	44,210	47,058	41,988
Net income per share ― basic	$0.06	$0.11	$0.27	$0.28
Net income per share ― diluted	$0.06	$0.11	$0.27	$0.27

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

Goodwill
March 31, 2025	$48,164
Balance acquired – Comtrafo	122,620
Measurement period adjustment	2,674
FX impact	1,918
March 31, 2026	$175,376
FX impact	965
September 30, 2026	$176,341

The Company did not identify any triggers to assess impairment in the three and six months ended  September 30, 2026 or 2025.

Other Intangibles

Intangible assets at  September 30, 2026 and  March 31, 2026 consisted of the following (in thousands):

	September 30, 2026			March 31, 2026
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Estimated Useful Life
Backlog	2,646	(1,654)	992	4,008	(2,038)	1,970	2
Trade name and trademarks	1,800	—	1,800	1,800	—	1,800	Indefinite
Customer relationships	18,981	(10,485)	8,496	18,920	(9,795)	9,125	5-10
Core technology and know-how	5,970	(5,559)	411	5,970	(5,317)	653	5-10
Intangible assets	$29,398	$(17,698)	$11,700	$30,698	$(17,150)	$13,548

The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.5 million and $0.9 million in the three and six months ended September 30, 2026, respectively. The Company recorded intangible amortization expense related to customer relationship and core technology and know-how of $0.3 million and $0.7 million in the three and six months ended September 30, 2025, respectively. The Company recorded intangible amortization expense related to backlog of $0.5 million and $1.0 million in the three and six months ended September 30, 2026, respectively. The Company did not record any intangible amortization expense related to backlog in the three and six months ended September 30, 2025.

Expected future amortization expense related to intangible assets is as follows (in thousands):

Years ending March 31,	Total
2027 (remaining)	1,916
2028	3,464
2029	2,148
2030	1,216
2031	729
Thereafter	427
Total	$9,900

The Company's intangible assets relate entirely to the Grid segment operations and are physically located in the United States and Brazil. The following table summarizes the Company’s intangibles by geography (in thousands):

	September 30, 2026	March 31, 2026
U.S.	$3,961	$4,567
Brazil	7,739	8,981
Total	$11,700	$13,548

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

The Company provides a gross presentation of activity within Level 3 measurement roll-forward and details of transfers in and out of Level 1 and 2 measurements. A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities from Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended September 30, 2026.

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

Contingent Consideration

Contingent consideration relates to the earnout payment set forth in the Stock Exchange Agreement governing the acquisition of Comtrafo that provides the selling stockholders may receive an additional sum of cash upon the achievement of certain specified EBITDA objectives during the three years following the Comtrafo Acquisition Date. See Note 14, “Contingent Consideration” for further discussion. The Company relied on a Monte Carlo method to determine the fair value of the contingent consideration on the closing of the acquisition of Comtrafo and continues to revalue the fair value of the contingent consideration using the same method at each subsequent balance sheet date until the contingencies are resolved and the cash to be paid is determined, with the change in fair value recorded in the current period operating income (loss). For the period ended September 30, 2026, the change in fair value for the three and six months ended September 30, 2026 were decreases of $1.3 million and $9.4 million, respectively. There was no such activity related to contingent consideration in the three and six months ended September 30, 2025.  Contingent consideration is classified within the Level 3 valuation hierarchy.

The following table provides the assets and liabilities carried at fair value on a recurring basis, measured as of  September 30, 2026 and  March 31, 2026 (in thousands):

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026:
Assets:
Cash equivalents	$117,838	$117,838	$—	$—
Short-term cash instruments	$1,564	$—	$1,564	$—
Current liabilities:
Contingent consideration	$6,189	$—	$—	$6,189
Long-term liabilities:
Contingent consideration	$24,296	$—	$—	$24,296

	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Assets:
Cash equivalents	$101,525	$101,525	$—	$—
Short-term cash instruments	$1,278	$—	$1,278	$—
Current liabilities:
Contingent consideration	$12,808	$—	$—	$12,808
Long-term liabilities:
Contingent consideration	$26,721	$—	$—	$26,721

The table below reflects the activity for the Company's contingent consideration derivative liability measured at fair value on a recurring basis (in thousands):

Comtrafo Acquisition Contingent Consideration
Balance at March 31, 2025	$—
Issuance of contingent consideration	34,815
Change in fair value	4,171
FX Impact	543
Balance at March 31, 2026	$39,529
Change in fair value	(9,447)
FX Impact	403
Balance at September 30, 2026	$30,485

8. Accounts Receivable

Accounts receivable at  September 30, 2026 and  March 31, 2026 consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Accounts receivable (billed)	$54,345	$54,506
Accounts receivable (unbilled)	12,009	14,875
Accounts receivable	$66,354	$69,381

9. Inventory

Inventory, net of reserves, at  September 30, 2026 and  March 31, 2026 consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Raw materials	$57,811	$54,247
Work-in-process	17,971	26,873
Finished goods	18,025	15,049
Deferred program costs	4,377	7,579
Net inventory	$98,184	$103,748

The Company recorded inventory write-downs of $1.2 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded inventory write-downs of $2.3 million and $1.8 million for the six months ended September 30, 2026 and 2025, respectively. These write-downs were based on the Company's evaluation of its inventory on hand for excess quantities and obsolescence.

Deferred program costs as of  September 30, 2026 and  March 31, 2026 primarily represent costs incurred on programs where the Company needs to complete performance obligations before the related revenue and costs will be recognized.

10. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at  September 30, 2026 and  March 31, 2026 are as follows (in thousands):

	September 30, 2026	March 31, 2026
Land	$41,545	$37,770
Construction in progress – equipment	4,413	1,482
Buildings	35,151	30,989
Equipment and software	63,419	60,030
Furniture and fixtures	1,946	1,940
Leasehold improvements	8,296	8,276
Property, plant and equipment, gross	154,770	140,487
Less accumulated depreciation	(53,901)	(50,712)
Property, plant and equipment, net	$100,869	$89,775

Depreciation expense was $1.6 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $3.3 million and $1.8 million for the six months ended September 30, 2026 and 2025, respectively.

11. Equity-Method Investments

Investment in NWL Pacific Inc. Co., LTD

The Company has a 50% ownership in NWL Pacific Inc. Co., LTD ("NWL Pacific"). The investment represents the Company's interest in NWL Pacific. The investment is a joint venture in South Korea established on May 12, 1998.

The Company treats the equity investment in the condensed consolidated financial statements under the equity method. Equity method investments are equity securities in entities the Company does not control but over which it has the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss, less distributions received. As of  September 30, 2026 the Company did not have material accounts receivable nor accounts payable balances with NWL Pacific. The Company's investment in NWL Pacific was $1.4 million and $1.3 million as of  September 30, 2026 and March 31, 2026, respectively.

The table below presents the summarized financial information for periods presented post-acquisition, as provided to the Company by the investee, for the unconsolidated company (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$1,270	$1,087	$2,410	$3,686
Gross profit	543	494	1,031	1,654
Income from operation	102	98	193	755
Net income	$95	$122	$179	$867

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at  September 30, 2026 and  March 31, 2026 consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Accounts payable	$11,847	$13,015
Accrued inventories in-transit	2,352	1,104
Accrued other miscellaneous expenses	6,792	5,769
Advanced deposits	2,287	3,491
Accrued compensation	12,512	15,518
Income taxes payable	957	641
Accrued product warranty	5,432	4,684
Accrued commissions	2,398	2,323
Total	$44,575	$46,545

The Company generally provides a one to three year warranty on its products, commencing upon delivery or installation where applicable. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience.

Product warranty activity was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$4,801	$3,240	$4,684	$3,033
Provisions for warranties during the period	987	520	1,580	1,069
Settlements during the period	(356)	(426)	(832)	(768)
Balance at end of period	$5,432	$3,334	$5,432	$3,334

13. Income Taxes

The Company recorded income tax expense of $3.4 million and $4.7 million in the three and six months ended September 30, 2026, respectively. The Company recorded income tax expense of $0.1 million and $0.3 million in the three and six months ended September 30, 2025, respectively.

The Company's effective tax rate was 53.1% and 2.4% for the three months ended September 30, 2026 and 2025, respectively. The Company's effective tax rate was 27.2% and 2.7% for the six months ended September 30, 2026 and 2025, respectively. For the three and six months ended September 30, 2026 the effective tax rate was higher than the U.S. statutory rate primarily due to the disallowance of certain compensation related expenses and a net expense for higher effective tax rates applicable to our foreign business. For the three and six months ended September 30, 2025 the effective tax rate was lower than U.S. statutory rate primarily due to the valuation allowance against U.S. deferred tax assets, a majority of which was subsequently released in fiscal 2025.

On a quarterly basis, the Company reassesses the valuation allowance on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. A tax valuation allowance is established, as needed, to reduce deferred tax assets to the amount expected to be realized. In the period in which it becomes more likely than not that some or all of the deferred tax assets will be realized, the valuation allowance will be adjusted. As of September 30, 2026, the Company maintains a valuation allowance against certain deferred tax assets in the U.S. and Poland.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company re-evaluates these uncertain tax positions on a quarterly basis. The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company did not identify any uncertain tax positions in the six months ended  September 30, 2026 and did not have any gross unrecognized tax benefits as of September 30, 2026.

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

Following is a summary of the key assumptions used in a Monte Carlo simulation to calculate the fair value of contingent consideration related to the Comtrafo Acquisition:

	September 30,	June 30,
Fiscal Year 26	2026	2026
EBITDA Risk Premium (continuous)	2.50%	1.40%
EBITDA Volatility	27.5%	27.5%
Credit Spread (semiannual)	1.3%	1.4%
EBITDA discount rate	15.8%	15.4%
Payment delay (days)	89	89
Fair value (millions)	$30.5	$31.9

	March 31,	December 31,	December 05,
Fiscal Year 25	2026	2025	2025
EBITDA Risk Premium (continuous)	1.40%	2.10%	2.10%
EBITDA Volatility	25.0%	25.0%	25.0%
Credit Spread (semiannual)	1.9%	1.9%	1.9%
EBITDA discount rate	14.7%	15.0%	15.0%
Payment delay (days)	89	89	89
Fair value (millions)	$39.5	$34.8	$34.8

The Company performed an analysis on the change in fair value through  September 30, 2026 and recorded a gain from the change in fair value of the contingent consideration for the three and six months ended September 30, 2026 of $1.3 million and $9.4 million, respectively. The Company did not record any activity related to contingent consideration in the three months and six months ended September 30, 2025.

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

Supplemental balance sheet information related to leases at  September 30, 2026, and  March 31, 2026 are as follows (in thousands):

	September 30, 2026	March 31, 2026
Leases:
Right-of-use assets – Operating	7,056	3,897
Total right-of-use assets	7,056	$3,897

Lease liabilities – ST Operating	1,387	1,238
Lease liabilities – LT Operating	5,837	2,762
Total lease liabilities	$7,224	$4,000

Weighted-average remaining lease term	9.25	4.26
Weighted-average discount rate	12.00%	14.13%

The costs related to the Company's operating leases for the three and six months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating Leases:
Operating lease costs – fixed	$528	$421	$977	$834
Operating lease costs – variable	78	45	207	91
Short-term lease costs	44	42	88	83
Total lease costs	$649	$508	$1,272	$1,008

The Company’s estimated minimum future lease obligations under the Company's leases are as follows (in thousands):

Leases
Year ending March 31,
2027 (remaining)	$1,107
2028	1,920
2029	1,229
2030	857
2031	769
Thereafter	6,371
Total minimum lease payments	12,253
Less: interest	(5,029)
Present value of lease liabilities	$7,224

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

As of September 30, 2026, the Company had $4.7 million of restricted cash included in long-term assets and $7.3 million of restricted cash included in current assets. As of March 31, 2026, the Company had $3.3 million of restricted cash included in long-term assets and $3.5 million of restricted cash included in current assets. These amounts included in restricted cash primarily represent deposits to secure letters of credit for various supply contracts and long-term projects or collateral deposits. These deposits are held in interest bearing accounts.

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

The following tables (i) summarize total sales by segment and (ii) reconcile each segment's sales to their respective segment operating income, including segment operating expenses, for each of the three and six months ended September 30, 2026, and 2025 (in thousands):

	Three Months Ended September 30, 2026				Six Months Ended September 30, 2026
	Grid	Wind	Unallocated	Total	Grid	Wind	Unallocated	Total
Segment operating income:
Revenues	$76,667	$17,371	$—	$94,038	$152,990	$35,120	$—	$188,111

Less (a)
Segment other operating expenses (b)	76,826	13,184	(1,332)	88,678	155,315	27,051	(9,447)	172,919
Segment operating income (loss)	$(159)	$4,187	$1,332	$5,360	$(2,325)	$8,069	$9,447	$15,191

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(b) Segment other operating expense includes cost of sales, research and development expense, selling general, and administrative expense, amortization of acquisition related intangibles, and gain (loss) on contingent consideration.

	Three Months Ended September 30, 2025				Six Months Ended September 30, 2025
	Grid	Wind	Unallocated	Total	Grid	Wind	Unallocated	Total
Segment operating income:
Revenues	$54,342	$11,520	$—	$65,862	$114,429	$23,791	$—	$138,220

Less (a)
Segment other operating expenses (b)	53,064	9,833	—	62,897	108,994	20,616	—	129,610
Segment operating income	$1,278	$1,687	$—	$2,965	$5,435	$3,175	$—	$8,610

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

(b) Segment other operating expense includes cost of sales, research and development expense, selling general, and administrative expense, amortization of acquisition related intangibles, and gain/loss on contingent consideration.

Unallocated corporate expenses included a net gain on contingent consideration of $1.3 million and $9.4 million in the three and six months ended September 30, 2026, respectively.

The reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended September 30, 2026, and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

Operating income:	$5,360	$2,965	$15,191	$8,610
Interest income, net	1,430	2,269	2,967	3,201
Other expense, net	(396)	(367)	(1,012)	(21)
Income before income tax expense	$6,394	$4,867	$17,146	$11,790

Depreciation and amortization expense by segment for the three and six months ended September 30, 2026, and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

Grid	$2,519	$1,266	$5,122	$2,468
Wind	64	31	107	57
Total	$2,583	$1,297	$5,230	$2,525

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

Total assets for the two business segments as of  September 30, 2026 and  March 31, 2026, are as follows (in thousands):

	September 30, 2026	March 31, 2026
Grid	$577,473	$574,195
Wind	15,168	17,572
Corporate assets	182,019	147,714
Total	$774,660	$739,481

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software. The amendments in ASU 2025-06 remove all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Following the release of ASU 2025-06 in September 2025, the effective date will be annual reporting periods beginning after December 15, 2027. The company is evaluating the impact on its consolidated financial statements.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements in Part II, “Item 1A. Risk Factors” and in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, our addressable markets, our competitive position, macroeconomic conditions and their anticipated effect on our business, the benefits of our acquisitions, future financial results and financial condition and capabilities and potential uses of our products, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of our common stock or cause actual results to differ materially from those indicated by such forward-looking statements. These important factors include, but are not limited to:  If we fail to implement our business strategy successfully, our financial performance could be harmed; We may not realize all of the sales expected from our backlog of orders and contracts; We rely upon third-party suppliers for the components and subassemblies of many of our Grid and Wind products, making us vulnerable to supply shortages and price fluctuations, which could harm our business; We may acquire additional complementary businesses or technologies, which may require us to incur substantial costs for which we may never realize the anticipated benefits; Our business and operations may be materially adversely impacted in the event of a failure or security breach of our or any critical third parties'  IT Systems or Confidential Information; Our contracts with the U.S. and Canadian governments are subject to audit, modification or termination by such governments and include certain other provisions in favor of the governments. The continued funding of such contracts may remain subject to annual legislative appropriation, which, if not approved, could reduce our revenue and lower or eliminate our profit; Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity and overall business; Our performance on contracts with the U.S. Department of Defense may result in restrictions to our ability to repurchase our common stock or U.S. government denial of Foreign Military Sales or ceasing of assistance for international Direct Commercial Sales; Failure to comply with evolving data privacy and data protection laws, regulations, and other obligations, or to otherwise protect personal data, may adversely impact our business and financial results; Our success is dependent upon attracting and retaining qualified personnel and our inability to do so could significantly damage our business and prospects; A significant portion of our Wind segment revenues are derived from a single customer. If this customer' s business is negatively affected, it could adversely impact our business; Our success in addressing the wind energy market is dependent on the manufacturers that license our designs; Many of our revenue opportunities are dependent upon subcontractors and other business collaborators; Problems with product quality or product performance may cause us to incur warranty expenses or product liability charges and may damage our market reputation and prevent us from achieving increased sales and market share; Many of our customers outside of the United States may be either directly or indirectly related to governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States; We have had limited success marketing and selling our superconductor products and system-level solutions, including our REG system, and our failure to more broadly market and sell our products and solutions could lower our revenue and cash flow; We or third parties on whom we depend may be adversely affected by natural disasters, including events resulting from climate change, and our business continuity and disaster recovery plans may not adequately protect us or our value chain from such events; Uncertainty surrounding our prospects and financial condition may have an adverse effect on our customer and supplier relationships; Pandemics, epidemics, or other public health crises may adversely impact our business, financial condition and results of operations; Changes in valuation allowance of deferred tax assets may affect our future operating results; If we fail to maintain proper and effective internal control over financial reporting on business acquisitions, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data; We have not been historically profitable, and there can be no assurance that we will sustain our recent profitability; we have a history of negative operating cash flows, and we may require additional financing in the future, which may not be available to us; Changes in exchange rates could adversely affect our results of operations; We may be required to issue performance bonds, which restricts our ability to access any cash used as collateral for the bonds; Adverse changes in domestic and global economic conditions could adversely affect our operating results; The ongoing conflicts between the United States, Israel, and Iran has disrupted global energy markets and supply chains and could adversely affect our business, financial condition, and results of operations; Our international operations are subject to risks that we do not face in the United States, which could have an adverse effect on our operating results; Our products face competition, which could limit our ability to acquire or retain customers; We have operations in, and depend on sales in, emerging markets, including Latin America and India, and global conditions could negatively affect our operating results or limit our ability to expand our operations outside of these markets. Changes in Brazil' s or India' s political, social, regulatory and economic environment may affect our financial performance; Industry consolidation could result in more powerful competitors and fewer customers; Evolving and varied expectations on environmental sustainability and social initiatives could adversely impact our business and financial results; Growth of the wind energy market depends largely on the availability and size of government subsidies, economic incentives and legislative programs designed to support the growth of wind energy; Lower prices for other energy sources may reduce the demand for wind energy development, which could have a material adverse effect on our ability to grow our Wind business; Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business; We may be unable to adequately prevent disclosure of trade secrets and other proprietary information; Our patents may not provide meaningful or long-term protection for our technology, which could result in us losing some or all of our market position; Third parties have or may acquire patents that cover the materials, processes and technologies we use or may use in the future to manufacture our Amperium products, and our success depends on our ability to license such patents or other proprietary rights; There are a number of technological challenges that must be successfully addressed before our superconductor products can gain widespread commercial acceptance, and our inability to address such technological challenges could adversely affect our ability to acquire customers for our products; Our common stock has experienced, and may continue to experience, market price and volume fluctuations, which may prevent our stockholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management' s attention; Unfavorable results of legal proceedings could have a material adverse effect on our business, operating results and financial condition;  and the other important factors discussed under the caption "Risk Factors" in Part 1. Item 1A of our Form 10-K for the fiscal year ended March 31, 2026, and our other reports filed with the SEC. These important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Any such forward-looking statements represent management's estimates as of the date of this Quarterly Report on Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. Our critical accounting policies and estimates have not materially changed from those disclosed in our Form 10-K for the fiscal year ended March 31, 2026.

Results of Operations

Three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025

Revenues

Total revenues increased 43% to $94.0 million for the three months ended September 30, 2026 and total revenues increased 36% to $188.1 million for the six months ended September 30, 2026 compared to $65.9 million and $138.2 million for the three and six months ended September 30, 2025, respectively. Our revenues are summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Grid	$76,667	$54,342	$152,990	$114,429
Wind	17,371	11,520	35,120	23,791
Total	$94,038	$65,862	$188,111	$138,220

Our Grid business segment accounted for 82% of total revenues for both the three and six months ended September 30, 2026, compared to 83% for both the three and six months ended September 30, 2025. Our Grid business segment revenues increased 41% to $76.7 million in the three months ended September 30, 2026, from $54.3 million in the three months ended September 30, 2025. Our Grid business segment revenues increased 34% to $153.0 million in the six months ended September 30, 2026, from $114.4 million in the six months ended September 30, 2025. The increase in the Grid business segment revenues in the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025, was driven by the addition of Comtrafo revenues along with organic revenue growth.

Our Wind business segment accounted for 18% of total revenues for both the three and six months ended September 30, 2026, compared to 17% for both the three and six months ended September 30, 2025. Our Wind business segment revenues increased 51% to $17.4 million in the three months ended September 30, 2026, from $11.5 million in the three months ended September 30, 2025. Our Wind business segment revenues increased 48% to $35.1 million in the six months ended September 30, 2026, from $23.8 million in the six months ended September 30, 2025. The increase in the Wind business segment revenues in the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025, was driven by additional shipments of electrical control systems ("ECS").

Cost of Revenues and Gross Margin

Cost of revenues increased by 49% to $67.5 million for the three months ended September 30, 2026, compared to $45.4 million for the three months ended September 30, 2025. Cost of revenues increased by 47% to $136.9 million for the six months ended September 30, 2026, compared to $93.3 million for the six months ended September 30, 2025. Gross margin was 28% and 27% for the three and six months ended September 30, 2026, respectively, compared to 31% and 33% for the three and six months ended September 30, 2025, respectively. Cost of revenues includes total amortization expense of $0.5 million and $1.0 million in the three and six months ended September 30, 2026, respectively, as a result of Comtrafo acquired backlog intangible assets. In addition, $0.7 million related to a fair value adjustment for the step-up basis assigned to acquired inventory to properly reflect the fair value in purchase accounting was charged to cost of revenues in the six months ended September 30, 2026. The decrease in gross margins in the three and six months ended September 30, 2026 was due to a less favorable product mix and the impact of Comtrafo purchase accounting items.

Operating Expenses

Research and development

Research and development ("R&D") expense increased 1% in the three months ended September 30, 2026, to $3.8 million from $3.7 million in the three months ended September 30, 2025. R&D expenses decreased 4% in the six months ended September 30, 2026, to $7.7 million from $8.0 million in the six months ended September 30, 2025. The increase in the three months ended September 30, 2026 was driven primarily by additional stock based compensation. The decrease in the six months ended September 30, 2026 was driven primarily by lower total compensation expense.

Selling, general, and administrative

Selling, general and administrative ("SG&A") expenses increased 36% in the three months ended September 30, 2026, to $18.3 million from $13.4 million in the three months ended September 30, 2025. SG&A expenses increased 34% in the six months ended September 30, 2026 to $36.9 million from $27.6 million in the six months ended September 30, 2025. The increase in SG&A expense in the three and six months ended September 30, 2026 was driven primarily by the addition of Comtrafo expenses, higher total compensation expense, and additional stock-based compensation expense.

Amortization of acquisition-related intangibles

We recorded amortization expense related to our core technology and know-how and customer relationships of $0.5 million in the three months ended September 30, 2026, and $0.3 million in the three months ended September 30, 2025. We recorded amortization expense related to our core technology and know-how and customer relationships of $0.9 million in the six months ended September 30, 2026, and $0.7 million in the six months ended September 30, 2025. The increase in amortization expense in the three and six months ended September 30, 2026 was a result of additional amortization related to the Comtrafo acquisition, as well as ongoing activity from NEPSI and Neeltran, which are using the economic consumption method as the basis to amortize the acquired customer relationships intangible assets.

Change in fair value of contingent consideration

The change in fair value of our contingent consideration for the earnout payment on the acquisition of Comtrafo resulted in a gain of $1.3 million and $9.4 million from changes in fair value of the contingent consideration driven by changes in the forecast in the three and six months ended September 30, 2026, respectively. There was no activity in the three or six months ended September 30, 2025 related to the change in fair value of contingent consideration.

Operating income (loss)

Our operating income (loss) is summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating income (loss):
Grid	$(159)	$1,278	$(2,325)	$5,435
Wind	4,187	1,687	8,069	3,175
Unallocated corporate expenses	1,332	—	9,447	—
Total	$5,360	$2,965	$15,191	$8,610

Our Grid business segment generated operating losses of $0.2 million and $2.3 million in the three and six months ended September 30, 2026, respectively, compared to operating income of $1.3 million and $5.4 million in the three and six months ended September 30, 2025, respectively. The decrease in the Grid business segment operating income in the three and six months ended September 30, 2026 was due to lower gross margins and Comtrafo purchase accounting expense.

Our Wind business segment generated operating income of $4.2 million and $8.1 million in the three and six months ended September 30, 2026, compared to operating income of $1.7 million and $3.2 million in the three and six months ended September 30, 2025, respectively. The increase in the Wind business segment operating income in the three and six months ended September 30, 2026 was due to higher revenues and gross margins from increased sales of ECS units.

Interest income, net

Interest income, net was $1.4 million and $3.0 million in the three and six months ended September 30, 2026, respectively, compared to $2.3 million and $3.2 million in the three and six months ended September 30, 2025, respectively. The decrease in interest income, net, in the three and six months ended September 30, 2026 was due to lower cash balances in the current year.

Other expense, net

Other expense, net, was $0.4 million and $1.0 million in the three and six months ended September 30, 2026, respectively, compared to other expense, net of $0.4 million and less than $0.1 million in the three and six months ended September 30, 2025, respectively. The increase in other expense, net, during the three and six months ended September 30, 2026, was driven by unfavorable fluctuations in foreign currencies.

 Income Taxes

Income tax expense was $3.4 million and $4.7 million in the three and six months ended September 30, 2026, respectively, compared to income tax expense of $0.1 million and $0.3 million in the three and six months ended September 30, 2025, respectively. The increase in our income tax expense was primarily due to the existence of a valuation allowance against our net U.S. deferred tax assets in the prior year, a majority of which was released during the three months ended December 31, 2025, and taxes in foreign operations in the current year.

Net income

Net income was $3.0 million and $12.5 million in the three and six months ended September 30, 2026, respectively, compared to $4.8 million and $11.5 million in the three and six months ended September 30, 2025, respectively. The decrease in net income for the three months ended September 30, 2026 was driven primarily by additional tax expense. The increase in net income for the six months ended September 30, 2026 was driven primarily by the change in fair value of contingent consideration.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$2,999	$4,750	$12,489	$11,474
Stock-based compensation	6,517	3,766	11,781	8,292
Amortization of acquisition-related intangibles	965	337	1,941	674
Change in fair value of contingent consideration	(1,332)	—	(9,447)	—
Non-GAAP net income	$9,148	$8,853	$16,764	$20,440

Non-GAAP net income per share - basic	$0.20	$0.20	$0.36	$0.50
Non-GAAP net income per share - diluted	$0.19	$0.20	$0.36	$0.49
Weighted average shares outstanding - basic	46,522	43,242	46,260	41,070
Weighted average shares outstanding - diluted	47,033	44,210	47,058	41,988

We generated non-GAAP net income of $9.1 million and $16.8 million, or $0.20 and $0.36 per share, for the three and six months ended September 30, 2026, respectively, compared to a non-GAAP net income of $8.9 million and $20.4 million, or $0.20 and $0.50 per share, for the three and six months ended September 30, 2025, respectively. For the three months ended September 30, 2026, the increase in Non-GAAP net income was primarily driven by higher revenues and operating income. For the six months ended September 30, 2026, the decrease in Non-GAAP net income was a result of lower gross margins.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash and cash equivalents on hand, along with access to capital markets, including through our currently effective Registration Statements on Form S-3. We believe that these sources of liquidity are sufficient to meet both our short-term and reasonably foreseeable long-term requirements and obligations. As of September 30, 2026, we had cash, cash equivalents and restricted cash of $181.9 million, compared to $147.6 million as of March 31, 2026, an increase of $34.3 million. As of September 30, 2026, we had $24.0 million in cash, cash equivalents, and restricted cash in foreign bank accounts. Our cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	September 30, 2026	March 31, 2026
Cash and cash equivalents	$169,916	$140,693
Restricted cash	11,987	6,860
Total cash, cash equivalents, and restricted cash	$181,903	$147,553

For the six months ended September 30, 2026, net cash provided by operating activities was $48.7 million, compared to $10.6 million for the six months ended September 30, 2025. The increase in cash flows provided by operating activities in the six months ended September 30, 2026 was due primarily to changes in deferred revenue, inventory, prepaid expenses and other current assets, and changes in fair value consideration relating to contingent consideration.

For the six months ended September 30, 2026, net cash used in investing activities was $14.5 million, compared to $2.1 million for the six months ended September 30, 2025. The increase in net cash used in investing activities was primarily due to cash paid for the purchase of property, plant and equipment in the current year.

For the six months ended September 30, 2026, net cash provided by financing activities was $0.2 million. For the six months ended September 30, 2025, net cash provided by financing activities was $124.8 million. The decrease in net cash provided by financing activities was due primarily to the equity raise in June 2025.

As of September 30, 2026, we had $4.7 million of restricted cash included in long-term assets and $7.3 million of restricted cash included in current assets. At March 31, 2026, we had $3.3 million of restricted cash included in long-term assets and $3.5 million of restricted cash in current assets. These amounts included in restricted cash primarily represent collateral deposits to secure surety bonds and letters of credit for various customer contracts. These deposits are held in interest bearing accounts.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of September 30, 2026, while others are considered future commitments. We have various contractual arrangements, under which we have committed to purchase certain minimum quantities of goods or services on an annual basis. For information regarding our other contractual obligations, refer to Note 3, "Revenue Recognition," Note 14, "Contingent Consideration," Note 15, "Leases" and Note 16, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Other than the contingent consideration owed to the former Comtrafo stockholders there have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

We believe we have sufficient available liquidity to fund our operations and capital expenditures for at least the next twelve months and into the future. We may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund our operating requirements and capital expenditures. There can be no assurance that we will be able to raise additional capital on favorable terms or at all or execute on any other means of improving our liquidity as described above.  Additionally, the impact of global sources of instability, including the ongoing conflicts between Russia and Ukraine and in the Middle East, tariffs, trade restrictions and resulting trade conflicts, instability of financial institutions and political instability in the United States, on the global financial markets may reduce our ability to raise additional capital, if necessary, which could negatively impact our liquidity.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software. The amendments in ASU 2025-06 remove all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Following the release of ASU 2025-06 in September 2025, the effective date will be annual reporting periods beginning after December 15, 2027. We are evaluating the impact on our consolidated financial statements.

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

Foreign currency gains (losses) are included in net income and were a loss of $0.6 million and $1.3 million for the three and six months ended September 30, 2026, respectively, and a gain of $0.3 million for both the three and six months ended September 30, 2025.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable level as of September 30, 2026.

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

During the first and second quarters of fiscal 2026, our management, with the oversight of our audit committee, initiated steps to remediate the underlying causes of the material weakness, which have been primarily through the development and implementation of new levels of precision of management review controls around business acquisitions. In the three and six months ended September 30, 2026, management has performed additional levels of review around areas of significant judgement and material balances.

During the second quarter of fiscal 2026, management implemented new procedures, policies, and processes, including revising the precision level of management review controls and additional level of review procedures around significant areas of judgements and material balances in order to remediate the material weakness. During this same quarter, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded that the material weakness has been remediated as of September 30, 2026.

Changes in Internal Control over Financial Reporting

Other than the changes related to our material weakness remediation efforts and new procedures associated with business combinations, initial purchase accounting and continuing fair value accounting specifically as described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the SEC on May 27, 2026.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s stock repurchase activity during the three months ended September 30, 2026 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2026 - July 31, 2026	—	—	—	—
August 1, 2026 - August 31, 2026	—	—	—	—
September 1, 2026 - September 30, 2026	—	—	—	—
Total	—	—	—	—

(a) During the three months ended September 30, 2026, we did not purchase shares in connection with our stock-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.1

Amendment No. 2 to Stock Exchange Agreement, dated September 10, 2026, by and between Comtrafo Indústria de Transformadores Elétricos S.A., Mardin Participações Ltda., the stockholders and the other parties thereto.

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

Attached as Exhibits 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and March 31, 2026, (ii) Statements of Operations for the three and six months ended September 30, 2026, and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2026, and 2025, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended September 30, 2026, and 2025, (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2026, and 2025 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SUPERCONDUCTOR CORPORATION

		By:	/s/ John W. Kosiba, Jr.
Date:	November 4, 2026		John W. Kosiba, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)